Form 10KSB
period 2000-12-31
MEGA GROUP INC
filed 2001-03-30
CIK 828942

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER 000-17510

                                MEGA GROUP, INC.
                 (Name of Small Business Issuer in Its Charter)

                           NEW YORK                                        14-1653446
(State or Other Jurisdiction of Incorporation or Organization)          (I.R.S. Employer
                                                                      Identification No.)

           1730 RHODE ISLAND AVE., N.W., SUITE 415                       (202) 296-9594
                     WASHINGTON, DC 20036                             (Issuer's Telephone
           (Address of Principal Executive Offices)                         Number)

         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.016 PAR VALUE
                                (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        State issuer's revenues for its most recent fiscal year:  $80,487.

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $74,005 as of February 5, 2001.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,833,605 shares of common stock, as of February 5, 2001.

                                     PART I
ITEM 1.  DESCRIPTION OF THE BUSINESS.

        We are Mega Group, Inc., a New York corporation incorporated on December 28, 1983. During the last three years, we discontinued our former business as a holding company for independent insurance agencies licensed and located in the State of New York. Until discontinuing that business, we had owned all or a majority of the interest in as many as 41 agencies offering fire, casualty, fidelity and surety, credit, inland and ocean marine, life, accident and health, and other insurance products to individuals and entities.

        Our insurance agency business was consistently unprofitable, the limited management provided by our executives proved to be ineffective, the economies of scale which we had anticipated never developed, and several of our acquisitions of agencies, and accompanying deferred payment arrangements and employment agreements with the agencies' principals, eventually involved us in costly, time-consuming, and destructive litigation.

        Effective April 27, 1999, we sold our commercial insurance policy expirations and renewals, commission and profit sharing receivables, furniture, fixtures, equipment, supplies, and good will to Global Underwriters Agency, Inc., Ballston Lake, New York, a nonaffiliated corporation, for cash of $150,000 and a non-negotiable promissory note for $100,000 payable, with interest at the rate of 8% per annum, in sixty monthly installments beginning May 1, 1999. We agreed to provide the purchaser, at no additional charge, with office space and the use of equipment, supplies, and a bookkeeper and receptionist at our office in Ballston Lake, New York, for a period of one year after the sale. In February 2000, we accepted a lump-sum payment of $50,000 in satisfaction of the principal indebtedness, then approximately $92,000, owing under the installment note.

        By action dated March 14, 2000, our shareholders ratified the sale of our remaining assets and the transfer of our control. Effective April 1, 2000, we sold substantially all of our remaining assets to Mega Personal Lines, Inc., New Hartford, New York, an affiliated insurance agency. These consisted primarily of furniture, fixtures, equipment, records, property and casualty insurance customer lists, employment agreements, goodwill, a covenant not to compete, brokerage contracts, property and casualty insurance policies, and property and casualty insurance commission income accruing after that date. The purchase price was $300,000, paid $208,000 in cash and $92,000 by the setoff of a related obligation at closing.

        Effective April 1, 2000, we transferred our remaining assets (other than cash and commission income accruing on or before that date), consisting primarily of the life, health, and long-term care insurance business of Associates of Clifton Park, Inc., our wholly-owned insurance agency subsidiary, to Mr. Gregory, in return for his assumption of the subsidiary's real property lease in Clifton Park, New York and other related obligations. As a result, by April 1, 2000, we were essentially without assets.

        Effective October 11, 2000, we acquired all of the issued and outstanding common stock of Small Business Investment Corporation of America, Inc., an Oregon corporation, in a stock-for-stock exchange. As a result of the transaction, SBICOA's former shareholders acquired a total of 9,309,396 shares of our common stock, or 86.4% of the common shares then issued and outstanding.

        SBICOA provides financial services under contract to the African Methodist Episcopal Zion Church Mid-Atlantic II Episcopal District and administrative services to an affiliated investment club. SBICOA holds 100,000 restricted shares of the common stock of CytRx Corporation, Norcross, Georgia, subject to a registration rights agreement, which it acquired as compensation for marketing services beginning September 22, 1999. At the time of the acquisition, SBICOA had assets of $246,374 and a deficiency in stockholders' equity of $21,122.

        Our current business plan is to provide diversified financial services to ethnic communities and faith-based entities in the United States.

        Directly or through SBICOA, we propose to operate as a specialized financial institution, known as a Community and Individual Investment Corporation, under an initiative of the U.S. Department of Housing and Urban Development. CIICs are for-profit, resident-owned non-bank "banks" that, in the words of HUD, serve an important function by making business and housing loans for projects in low- and moderate-income communities. HUD's CIIC initiative has been designed to provide start-up money and other capital to CIICs. The initiative is intended to capitalize CIICs so they may provide forgivable loans for workforce development, job creation, and business growth. HUD's funding requires CIICs to form partnerships to attract additional private funds and credit.

        CIICs are intended to supplement the growing availability of credit to inner-city communities afforded by community development banks, community development credit unions, and other for-profit lending institutions providing credit and loans to locally owned and operated businesses and affordable housing developers under programs of the U.S. Treasury Department; banks, other financial institutions, and state and local development companies providing loans, microloans, and intensive marketing, management, and technical assistance to small business concerns in areas of high unemployment or low income under programs of the U.S. Small Business Administration; and community development block grants for economic development, and the empowerment zone and enterprise community programs, administered by HUD.

        CIICs are for-profit corporations that invest in economic development activities where at least 51% of the residents are of low and moderate income. CIICs must offer those residents an opportunity to purchase shares in the corporation. HUD provides CIICs with community development block grant funds,
Section 108 loan guarantees, and economic development initiative loans. Community development block grants fund the creation of a CIIC and some of its subsequent activities. Section 108 allows a CIIC, through HUD, to guarantee repayment of bonds issued by local governments to raise money for approved projects in the CIIC's community. The guarantee permits the participating local governments to borrow funds at below-market interest rates.

        Under the CIIC initiative, codified at 42 U.S.C. Sections 5301-20 and 24 C.F.R. Part 570, CIICs may use HUD funds to provide community development and business loans, business start-up or expansion loans, and rental housing rehabilitation loans. CIICs can also use HUD funds to:

                - Provide a secondary market for loans from mainstream banks;

                - Offer management technical assistance to business borrowers;

                -       Give home ownership counseling to new borrowers;

                - Develop programs to get residents to patronize locally-owned businesses;

                - Help residents to enter the banking and investment field;

                - Involve mainstream banks in training and hiring local residents; and

                -       Help local businesses train and hire local residents.

        In addition, directly or through SBICOA, and subject to approval by the SBA, we expect to operate as a Small Business Investment Company and as a New Markets Venture Capital Company, under the Small Business Investment Act of 1958, as recently amended, and accordingly to provide:

                - SBA-guaranteed debt financing or equity capital, or both, to small-business concerns; and

                - Developmental venture capital financing to concerns in identified low-income geographic areas.

        Furthermore, we expect to support community-based financing, through other financial institutions, by providing loan guarantees and other credit enhancements and by purchasing loans. We expect to provide technical assistance to lenders and borrowers and to assist banks in complying with their Community Reinvestment Act requirements. We expect to package investment programs that will permit community-based equity participation in these efforts.

        According to a report made available by the U.S. Department of Commerce, minorities - currently accounting for approximately 26% of the U.S. population - will grow to comprise nearly 50% of the population over the next 50 years. Meanwhile, minority-owned businesses have shown impressive growth since 1990. According to U.S. Bureau of the Census estimates, there are now nearly two million minority-owned firms in the United States, heavily concentrated in wholesale and retail trade, having total annual sales of $205 billion. Of these, nearly 25,000 firms have annual sales in excess of $1,000,000 each. On average, the owners of minority enterprises today possess higher levels of education and managerial skills, and cater to a much more diverse clientele, than their counterparts of only a generation or two ago.

         This combination of changing demographics and the rapidly emerging minority business community may be expected to present significant opportunities for sophisticated investors. A 1990 study of Opportunity Funding Corp. estimated the total annual demand for capital in the minority business community at $144 billion per year, only a portion of which was then apparently being met. We estimate, based on statistics made available by the SBA, that there is an untapped market in the United States of at least $47 billion for minority-owned enterprise investments and loans.

ITEM 2.  DESCRIPTION OF PROPERTY.

        We occupy approximately 1,000 square feet of office space, occupied on a month-to-month subtenancy with a nonaffiliate, at 1730 Rhode Island Ave., N.W., Suite 415, Washington, D.C. 20036. We do not own, or invest in, any real property.

ITEM 3.  LEGAL PROCEEDINGS.

         We are one of several defendants in a civil action, for the payment of a promissory note, captioned David G. Becking, et al. v. Mega Group, Inc., et al., commenced April 29, 1997 and pending in the Supreme Court for the County of Albany, New York. The plaintiffs are the former owners of an insurance agency which we purchased on December 30, 1988. The other defendants are guarantors of the promissory note. Several of the defendants have asserted claims against third-party defendants who include our President, director, and principal shareholder, Steven C. Gregory, and our Treasurer and Chief Financial Officer, Nelson H. Beebe. As of March 15, 2000, the plaintiffs' claim against the defendants, including principal and interest, totaled $754,758. On that date, we settled with the plaintiffs for a payment to them of $92,000 in cash and by delivering to them our two promissory notes, each in the amount of $75,000 due and payable in 48 consecutive monthly installments, with interest at the rate of 8.61% per annum, of $1,852.48 commencing March 4, 2000 and terminating February 4, 2004. By order dated November 16, 2000, the court obligated us to pay defendant Martin J. Keary any portion of a judgment for $146,397 which he must pay to the plaintiffs and to reimburse him for his attorney's fees in defending the action in an amount which the court will approve. The court dismissed all remaining claims against Mr. Gregory, Mr. Beebe, and us.

        We are the plaintiff and counter-defendant in a civil action, for money damages and injunctive relief, captioned Mega Group, Inc. v. Robert L. Halton, commenced in February 2000 and pending in the Supreme Court for the County of Saratoga, New York. The defendant is one of our former officers and directors, and a former officer and 49% shareholder of Anthony-Halton Associates, Inc., an insurance agency which we purchased beginning in 1985. In connection with the acquisition, we entered into an employment agreement, in the form of a memorandum of understanding, with the defendant. That employment terminated in January 2000. By order dated September 29, 2000, the court held that the defendant was entitled to partial summary judgment against us for $398,842 in deferred compensation and $42,500 in profit sharing under the employment agreement. The court dismissed the defendant's counterclaim to the extent that it sought a continuation or reinstatement of his life and medical insurance benefits as an employee. We have appealed the court's order of partial summary judgment. The action is continuing as to the remaining claims and counterclaims, which relate to the defendant's pre-termination compensation and the parties' respective rights to own, purchase, and sell defendant's "book of business" upon his termination.

        We are a respondent in a civil action, for confirmation of an arbitration award, captioned Herman Adler v. Mega Group, Inc., et al., commenced November 15, 2000 and pending in the

Supreme Court for the County of Albany, New York. The petitioner, now deceased, was the former owner of an insurance agency which we purchased in 1985. He claimed that we failed to honor the payment terms of the agency purchase agreement. On December 15, 1999, an arbitrator rendered, and on March 7, 2000 the arbitrator modified, an award in favor of the petitioner and against us in the amount of $157,381. On January 8, 2001, the Supreme Court confirmed the arbitration award and entered judgment against us for $168,808 including costs and interest.

        We are the defendant in a civil action for money damages, for breach of a computer financing agreement, captioned First State Bank v. Mega Group, Inc., pending in the Supreme Court for the County of Saratoga, New York. On December 14, 2000, the Supreme Court entered judgment against us in the amount of $48,000 and restrained us from making any sale, assignment, transfer, or interference with any property in which we have an interest until the judgment is satisfied or vacated.

        We are a defendant in other pending lawsuits which, in the view of our management, are not material to our assets or the results of our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        According to our transfer agent, our common stock is held of record by approximately 480 persons. Currently it is traded on the over-the-counter market and listed in the "pink sheets." It was listed on the OTC Bulletin Board until January 10, 2000. The range of the high and low bid prices for each quarter within the last two fiscal years, according to information provided by Nasdaq, follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

                       QUARTER ENDING                      HIGH      LOW
                                                           BID       BID

                    March 31, 1999                         $.91      $.38
                    June 30, 1999                          $.56      $.38
                    September 30, 1999                     $.48      $.25
                    December 31, 1999                      $.56      $.25
                    March 31, 2000                         $.38      $.25
                    June 30, 2000                          $.75      $.25
                    September 30, 2000                     $.51      $.38
                    December 31, 2000                      $.38      $.05

We have declared no dividends on our common equity since December 31, 1998 and, to preserve liquidity, are unlikely to pay any dividends on our common equity in the foreseeable future.

        Effective October 11, 2000, we issued 9,969,396 shares of our common stock, without registration under the Securities Act of 1933, to six persons in a non-underwritten, non-public transaction for securities, debt settlements, and services valued at $398,775.84 ($.04 per share), as follows:

    - 9,309,396 shares to the three directors, officers, and shareholders of SBICOA in exchange for all of the 6,000 issued and outstanding shares of SBICOA common stock;

    -   500,000 shares to our President for services worth $20,000;

    - 60,000 shares to our Treasurer and Chief Financial Officer for services worth $2,400; and

    - 100,000 shares to a nonaffiliate in settlement of a $50,000 debt then owing to him by SBICOA.

We relied on the exemptions from registration in Section 4(2) and 4(6) of the Securities Act for offers and sales to accredited and other sophisticated investors. On October 11, 2000, SBICOA was our principal shareholder. Three of the purchasers were officers and directors of SBICOA, and two others were our executive officers. All six executed written representations consistent with status as an accredited or other sophisticated investor.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        Some of the statements contained or incorporated by reference in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements about our expectations, beliefs, plans, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. Forward-looking statements are often, but not always, made through the use of words or phrases like "anticipate," "estimate," "plans," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend," and similar words or phrases. Accordingly, these statements involve estimates, assumptions, and uncertainties. Any forward-looking statements are qualified in their entirety by reference to the factors, including risk factors, discussed in this report or incorporated by reference. Because the factors discussed in this report or incorporated by reference could cause actual results or outcomes to differ materially from those expressed in forward-looking statements, you should not over-rely on forward-looking statements. Further, each forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect later events or circumstances as they occur.

        We believe that our financial condition and results of operations since December 31, 1998 are not indicative of our future prospects. During the fiscal year ending December 31, 2000, we discontinued our insurance agency business, resolved some of our contingent liabilities, sold substantially all of our remaining insurance agency assets to an affiliate for cash of $208,000 and the setoff of a related obligation for $92,000, sold additional assets to our President in exchange for an assumption of our obligation on a Clifton Park, New York office lease, acquired SBICOA, and commenced a new business plan and operation. Accordingly, our past two fiscal years may best be viewed as a period in which we restructured our operations.

        On October 11, 2000, we acquired SBICOA in a stock-for-stock exchange accounted for as a pooling of interests. Accordingly, our consolidated financial statements have been restated for all periods prior to the acquisition to include the results of operations, financial position, and cash flows of SBICOA as if it had always been wholly-owned by us. No material adjustments were necessary to conform the accounting policies of the combining companies, and all material inter-company transactions were eliminated upon consolidation. Fees and expenses related to the acquisition and costs to integrate the combined companies were expensed in the fourth quarter of 2000.

        The net sales and net income previously reported by the separate companies and the combined amounts presented in the Consolidated Statements of Operations are as follows:

                                                           2000                  1999
----------------------------------------------------------------------------------------
Net Sales
                          Mega Group, Inc.                       -           $  682,916
                          SBICOA                        $   80,487              192,673
----------------------------------------------------------------------------------------
Combined                                                    80,487           $  875,589
----------------------------------------------------------------------------------------
Extraordinary Items, Net of Income Taxes
                          Mega Group, Inc.              $  245,701           $   30,275
----------------------------------------------------------------------------------------
Net Income (Loss)
                          Mega Group, Inc.              $ (81,501)           $ (174,291)
                          SBICOA                         (249,540)               47,155
----------------------------------------------------------------------------------------
Combined                                                $(331,041)           $ (127,136)
----------------------------------------------------------------------------------------

        Our business plan, as described above, calls for a capitalization of at least $30,000,000. Accordingly, we are now substantially undercapitalized. We estimate that we have sufficient liquidity to satisfy our cash requirements until at least June 2001. We expect to satisfy any liquidity needs during the foreseeable future by engaging in one or more public or non-public equity financings. The nature of our business and proposed business does not require any significant product research and development, purchase or sale of plant and equipment, or changes in the number of employees.

ITEM 7. FINANCIAL STATEMENTS.

        See pages F-1 through F-22 attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        DIRECTORS AND EXECUTIVE OFFICERS

        Our directors and executive officers are as follows:

               NAME                                  POSITIONS AND OFFICES

        John H. Brown                        Chairman of the Board of Directors and
                                             Chief Executive Officer

        Steven C. Gregory                    President and Director

        Joyce L. Brown                       Vice President, Secretary, and Director

        Vern S. Morris                       Director

        Anthony W. Robinson                  Director

        Nelson H. Beebe                      Treasurer and Chief Financial Officer


        John H. Brown, 54, has been our Chairman of the Board of Directors and Chief Executive Officer since October 11, 2000 and chairman of the board of directors of SBICOA since 1982. Since 1996, he has been associated with several investment banking firms, most recently Paulson Investment Co., Inc., a member of the National Association of Securities Dealers, Inc., as a broker, syndicate manager, and branch manager. Until 1999, he was also a consultant to local governments in the creation of venture capital funds and managed the funds, and he managed Global Capital Corporation, a venture capital company financing minority-owned enterprises. Mr. Brown is past president of the National Association of Minority Contractors.

        Steven C. Gregory, 50, has been our President and director since October 1997. Since 1981, he has been president of Associates of Clifton Park, Inc., an insurance agency and formerly our wholly-owned subsidiary.

        Joyce L. Brown, 53, has been our Vice President, Secretary, and director since October 11, 2000. Since June 1995, she has been vice president--finance and administration of SBICOA. Since 1990, she has been a management information systems consultant and staff coordinator. Mrs. Brown is the wife of John L. Brown.

        Vern S. Morris, 45, has been our director since October 11, 2000. Since February 1998, he has been manager of Brinker International, Inc., a retailer, with responsibility for multi-unit store operations having sales of approximately $5 million per year. From January 1996 to

February 1998, he was area director for Boston Market, a restaurant operator and franchiser, with responsibility for multi-unit store operations having sales of approximately $8 million per year.

        Anthony W. Robinson, 52, has been our director since October 11, 2000. Since 1984, he has been president and chief executive officer of Minority Business Legal Defense and Education Fund, Inc., a consultant to state and local governments and a national, non-profit, public interest law firm representing minority business enterprises.

        Nelson H. Beebe, 50, has been our Chief Financial Officer, and self-employed as an income tax preparer, since April 1992. Mr. Beebe is a certified public accountant.

        Each director serves until the next annual meeting of shareholders and until his or her successor shall have been elected and qualified. Each executive officer serves until the first meeting of directors following the next annual meeting of shareholders and until his or her successor shall have been elected and qualified.

        SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Several of our directors, officers, and more than 10% beneficial owners of our common stock furnished us copies of Forms 3, 4, and 5 which they filed, during our last fiscal year, with the Securities and Exchange Commission, under
Section 16(a) of the Securities Exchange Act of 1934. Based solely on a review of those filings, it appears that some were not filed on a timely basis. Mr. and Mrs. Brown, Mr. Morris, and Mr. Robinson each filed a late Form 3 initial statement of beneficial ownership and of status as a director or officer. Mr. Gregory and Mr. Beebe each filed a late Form 4 statement of changes in beneficial ownership. Margaret Laguardia Gregory, Mr. Gregory's wife and a former director and officer, filed a late Form 4 statement of changes in status as a director or officer.

ITEM 10.  EXECUTIVE COMPENSATION.

        The table below sets forth certain information concerning all plan and non-plan compensation which we awarded or paid to, or which was earned by, each individual serving as our chief executive officer during our fiscal year ending December 31, 2000 (collectively, the "named executive officers"). No other individual who was then serving as one of our executive officers received compensation in an amount required to be reported, and there is no other individual for whom disclosure would have been provided but for the fact that he or she was not then serving as one of our executive officers.

                                           SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                              -------------------                  ----------------------
                                                  OTHER       RESTRICT-   SECURITIES                 ALL
     NAME AND       FISCAL                        ANNUAL      ED STOCK    UNDERLYING    LTIP        OTHER
PRINCIPAL POSITION   YEAR    SALARY   BONUS    COMPENSATION    AWARDS    OPTIONS/SARS  PAYOUTS   COMPENSATION
------------------   ----    ------   -----    ------------    ------    ------------  -------   ------------

John H. Brown,       2000      ---     ---         ---           ---         ---         ---         ---
 Chief Executive     1999      ---     ---         ---           ---         ---         ---         ---
 Officer since       1998      ---     ---         ---           ---         ---         ---         ---
 October 11, 2000

                                          SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                               -------------------                  ----------------------
                                                   OTHER       RESTRICT-   SECURITIES                 ALL
     NAME AND        FISCAL                        ANNUAL      ED STOCK    UNDERLYING    LTIP        OTHER
PRINCIPAL POSITION    YEAR    SALARY   BONUS    COMPENSATION    AWARDS    OPTIONS/SARS  PAYOUTS   COMPENSATION
------------------    ----    ------   -----    ------------    ------    ------------  -------   ------------

Steven C. Gregory,    2000      ---     ---         ---           ---         ---         ---         ---
 Chief Executive      1999   $ 60,026   ---         ---           ---         ---         ---         ---
 Officer to October   1998   $116,253   ---         ---           ---         ---         ---         ---
 11, 2000

        On October 11, 2000, in connection with our acquisition of SBICOA, we granted Mr. Gregory the right to purchase 500,000 shares of our common stock (representing 89.3% of the options which we granted to our employees in the fiscal year) for cash of $3.00 per share, exercisable until March 30, 2001. At fiscal year end, the option had not been exercised, remained exercisable in full, was out-of-the-money, and accordingly had no value. On October 11, 2000, we also granted Mr. Gregory the right to sell us 500,000 shares of our common stock owned of record by him for cash of $.50 per share, exercisable until June 28, 2001. During our fiscal year ending December 31, 2000, we granted no other stock options or stock appreciation rights to either of the named executive officers, and neither of them exercised any stock options or stock appreciation rights. At fiscal year end, except for Mr. Gregory's right to purchase 500,000 shares of common stock from us and his right to sell 500,000 shares of our common stock to us, neither named executive officer held any unexercised options or stock appreciation rights. During our fiscal year ending December 31, 2000, we granted no awards to either of the named executive officers under any long-term incentive plan.

        We have no standard arrangement under which we compensate our directors, and none of our directors received any compensation for any service as a director during our fiscal year ending December 31, 2000.

        Neither named executive officer has entered into any currently effective employment agreement with us, and there is no compensatory plan or arrangement under which either named executive officer may receive any remuneration upon his resignation, retirement, or any other termination of his employment with us or from a change in control or a change in the named executive officer's responsibilities following a change in control. On October 11, 2000, Mr. Gregory voluntarily terminated his employment agreement with us.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information, as of December 31, 2000, concerning the shares of our common stock owned by each more-than-five-percent beneficial owner of our common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group:

                            SECURITY OWNERSHIP TABLE

           NAME AND ADDRESS
         OF BENEFICIAL OWNER                SHARES BENEFICIALLY OWNED        PERCENT OF CLASS
         -------------------                -------------------------        ----------------

John H. Brown
1730 Rhode Island Ave., N.W., #415
Washington, D.C.  20036                             3,103,132                      38.5%(1)

Joyce L. Brown
1730 Rhode Island Ave., N.W., #415
Washington, D.C.  20036                             3,109,732(2)                   38.6%(1)

Steven C. Gregory
313 Ushers Road
Ballston Lake, NY  12019                            1,001,125(3)                   11.7%(1)

Vern S. Morris
46619 Carriage Court
Sterling, VA  20164                                   500,000                       6.2%(1)

Nelson H. Beebe
56 Doorstone Drive South
Latham, NY 12110                                      164,000(4)                    2.0%(1)

Anthony W. Robinson
300 "I" Street, N.E., Suite 400
Washington, D.C.  20002                                   ---                         ---

Directors and Executive Officers as a
Group (6 Persons)                                   7,877,989(2, 3, 4)             91.4%(1)

--------------------------------
        (1) Based on 8,833,605 shares of common stock issued and outstanding, less 776,693 shares held of record by SBICOA, our wholly-owned subsidiary, plus any additional shares deemed "beneficially owned" by the respective beneficial owners, computed as provided in Section 13(d)(4) of the Securities Exchange Act of 1934 and SEC Rule 13d-3. Mr. and Mrs. Brown exercise shared voting and investment power with respect to the shares held by SBICOA.

        (2) Includes 6,600 shares of common stock held of record by Small Business Investment Club of America, an unincorporated investment club, as to which Mrs. Brown exercises voting but not investment power.

        (3) Includes 500,000 shares of common stock which Mr. Gregory has the right to acquire for cash of $3.00 per share, under an option exercisable until March 30, 2001, and 1,125 shares held of record by Margaret Laguardia Gregory, Mr. Gregory's wife. Mr. Gregory disclaims beneficial ownership of the shares held by his wife.

        (4) Includes 60,000 shares of common stock which Mr. Beebe has the right to acquire for cash of $3.00 per share under an option exercisable until March 30, 2001.

        On December 31, 2000, Robert L. Halton, our former officer, owned 10,000 shares of our 8% cumulative nonconvertible preferred stock, representing all of the issued and outstanding shares of our preferred stock, our only other outstanding class of equity securities.

        Except as otherwise indicated, all of the persons named above hold their shares directly and of record. None of them holds any shares under a trust or other comparable agreement. We know of no arrangements which may result in a change in our control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Our officer, director, and principal shareholder, Steven C. Gregory, has advised us that, in connection with the sale of our commercial insurance lines business to Global Underwriters Agency, Inc., on April 27, 1999, he arranged to receive commission income, from the purchaser, in the aggregate amount of approximately $12,000 per year for servicing two accounts. He has further advised us that, in connection with the sale of substantially all of our remaining assets to Mega Personal Lines, Inc., on April 1, 2000, he personally loaned $100,000 to the purchaser, that the purchaser, on March 15, 2000, used $92,000 of the loan to settle David G. Becking, et al. v. Mega Group, Inc., et al. on our behalf, as described above, that Mr. Gregory's loan was subsequently converted into a 40% equity interest in Mega Personal Lines, Inc., which he continues to own, and that Mega Personal Lines, Inc. set off our $92,000 obligation to it against the $300,000 purchase price for our assets on April 1, 2000. Mr. Gregory has further advised us that, under an arrangement which he has with Mega Personal Lines, Inc., he is entitled to compensation of $2,000 per month for managing its office in Ballston Lake, New York. We were not a party to any agreement or arrangement under which Mr. Gregory made or received, or is to receive, these payments or an equity interest in Mega Personal Lines, Inc..

        The agreement for the sale of substantially all of our remaining assets to Mega Personal Lines, Inc. characterizes an additional $127,000 as purchase price paid for Mr. Gregory's forgiveness of a debt to him for attorney's fees, rent, automobile expenses, working capital advances, and other expenses which we incurred in the ordinary course of business, and he paid on our behalf, from 1996 to 2000. Mr. Gregory is not a party to the agreement, and we have no written record of having incurred the expenses underlying the debt said to be forgiven. Mr. Gregory has separately waived any claim against us in connection with his payment of any such expenses.

        Effective April 1, 2000, we sold our remaining assets (other than cash and commission income accruing on or before that date), consisting primarily of the life, health, and long-term care insurance business of Associates of Clifton Park, Inc., our wholly-owned insurance agency subsidiary, to Mr. Gregory, in return for his assumption of the subsidiary's real property lease in Clifton Park, New York and other related obligations.

        We acquired no material portion of the assets sold during the two years prior to each of the three sales.

        On August 27, 1999, SBICOA borrowed from Joyce L. Brown, then a founder of SBICOA, $100,000 evidenced by a promissory note payable, with interest at the rate of 10% per annum, on June 22, 2001, as extended. On February 26, 2000, SBICOA borrowed from Ms.

Brown an additional $15,000, evidenced by a promissory note payable, with interest at the rate of 15% per annum and 5,000 shares of our common stock, on August 24, 2001, as extended. We have also advanced a net of $7,500 to Ms. Brown, who has been our officer, director, and principal shareholder since October 11, 2000.

        On November 1, 1999, SBICOA purchased from Mr. Gregory 776,693 shares of our common stock, for cash of $40,000 and a promissory note for $40,000 payable, together with interest at 6% per annum, in a single installment on June 13, 2000. Payment of the note is currently past due.

        On March 1, 2000, SBICOA issued 2,000 shares of its common stock to Vern
S. Morris, then a director and principal shareholder of SBICOA, for a contract for services to be performed having a value of $83,887.25 and a promissory note for $16,112.75 payable, with interest at the rate of 6% per annum, in a single installment on December 31, 2001. Under the contract, entered into as of March 1, 2000, Mr. Morris was to plan, coordinate, establish, and manage an investment education program, for the benefit of SBICOA, in conjunction with one or more recognized churches and meeting certain benchmarks. On October 11, 2000, Mr. Morris exchanged his 2,000 shares of SBICOA common stock for 3,103,132 shares of our common stock. Since then he has been our director and principal shareholder. Because the establishment of the investment education program was delayed and the program benchmarks therefore not met, effective December 31, 2000 we canceled 2,603,132 shares of our common stock issued to him in the exchange. Mr. Morris retains 500,000 shares of our common stock, similarly cancelable unless the March 1, 2000 promissory note is paid when due.

        Effective October 11, 2000, we acquired all of the issued and outstanding capital stock of SBICOA, in exchange for 9,309,396 authorized and unissued shares of our common stock, in a transaction intended to qualify as a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code. At the time of the acquisition, SBICOA was the record holder of 776,693 of our shares of common stock and accordingly had a material interest in the transaction as both buyer and seller. John H. Brown, Joyce L. Brown, and Vern S. Morris, currently our officers, directors, and/or principal shareholders, were then officers, directors, and/or principal shareholders of SBICOA. Our shares were valued by our Board of Directors at $.04 per share, based on the Board's judgment of the value of SBICOA at the time of the exchange.

        In connection with the acquisition, we issued 500,000 and 60,000 shares of our authorized and unissued common stock, for services valued at $.04 per share, to Steven C. Gregory and Nelson H. Beebe, respectively, our officers and/or directors. We also entered into stock purchase and repurchase agreements with Messrs. Gregory and Beebe, under which we gave each of them the right, exercisable until 5:00 p.m., Eastern Time, on March 30, 2001, to purchase up to 500,000 and 60,000 additional shares of our common stock, respectively, for cash of $3.00 per share. The agreements further provide that we may transfer or otherwise dispose of their shares and additional shares to a third party in the event that the holders of a majority of our issued and outstanding shares of common stock transfer or otherwise dispose of their shares to the third party. Finally, the agreements provide that, under certain circumstances, Messrs. Gregory and Beebe may require us to repurchase all or part of the shares which they acquired on October 11, 2000, until 5:00 p.m., Eastern Time, on June 28, 2001, for cash of $.50 per share. The conditions and contingencies under which they might require such repurchase have not yet occurred. The purchase and repurchase prices were arbitrarily determined by negotiation between SBICOA and Messrs. Gregory and Beebe and bear no relationship to any recognized standard of value.

        In connection with the acquisition, and subject to various conditions, Mr. Gregory agreed to indemnify SBICOA, us, and persons associated with SBICOA and us for all claims and liabilities arising out of or related in any way to our business or operations, including our breach of any of the representations, warranties, and covenants set forth in an Agreement and Plan of Share Exchange, dated July 13, 2000, between SBICOA and us, and including also any claim asserted against us in certain civil actions. His October 11, 2000 agreement of indemnity provides that he shall not be personally liable for the obligation to indemnify SBICOA and us, but rather that any liability for which he would otherwise be responsible shall be satisfied by his transfer to the person or persons indemnified of such number of shares of our common stock held by him as shall be equal to the amount of the liability divided by $2.50. This exchange ratio was arbitrarily determined by negotiation between SBICOA and Mr. Gregory and bears no relationship to any recognized standard of value. To secure his agreement, Mr. Gregory gave SBICOA and us a security interest in all of our shares and consented that his certificates for our shares, which remain in his possession, should bear a restrictive legend and that stop transfer instructions might be noted in our transfer books and records.

        In connection with the acquisition, Mr. Gregory consented to the termination, without further consideration, of his employment agreement dated April 28, 1992 with us.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     EXHIBITS.

        The following exhibits are filed as part of this report or incorporated by reference:

                         EXHIBITS AND INDEX OF EXHIBITS

      EXHIBIT NUMBER                                     DESCRIPTION

            2.1              Agreement and Plan of Exchange between Mega Group, Inc. and Small
                             Business Investment Corporation of America, Inc., dated July 13,
                             2000

            3.1              Certificate of Incorporation of Mega Group, Inc., as amended

            3.2              Bylaws of Mega Group, Inc., as amended

           10.1              Asset Purchase Agreement between Mega Group, Inc. and Global
                             Underwriters Agency, Inc., dated April 27, 1999.

           10.2              Asset Purchase Agreement between Mega Group, Inc. and Mega
                             Personal Lines, Inc., dated April 1, 2000.

      EXHIBIT NUMBER                                     DESCRIPTION

           10.3              Stock Purchase and Repurchase Agreement between Mega Group, Inc.
                             and Steven C. Gregory, dated October 11, 2000

           10.4              Stock Purchase and Repurchase Agreement between Mega Group, Inc.
                             and Nelson H. Beebe, dated October 11, 2000

           10.5              Stock Purchase and Repurchase Agreement between Mega Group, Inc.
                             and Don Exum, dated October 11, 2000

           10.6              Agreement of Indemnity between Steven C. Gregory and Mega Group,
                             Inc., dated October 11, 2000

           10.7              Termination of Employment Agreement between Mega Group, Inc. and
                             Steven C. Gregory, dated October 11, 2000

           10.8              Memorandum of Understanding Between Mega Group, Inc. and Robert L.
                             Halton, dated as of January 1, 1987

           10.9              Restricted Stock Purchase Agreement between Small Business
                             Investment Corporation of America, Inc. and Vern S. Morris, dated as of March 1, 2000.

           21.1              Identification of Subsidiary of Mega Group, Inc.

           23.1              Consent of Aronson, Fetridge & Weigle, P.C.

        (b)     REPORTS ON FORM 8-K.

        We filed no reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MEGA GROUP, INC.


Date: March 27, 2001                     By: /s/ JOHN H. BROWN
                                             -----------------
                                             John H. Brown
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer


        In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 27, 2001                 By: /s/ JOHN H. BROWN
                                         -----------------
                                         John H. Brown, Principal Executive
                                         Officer and Chairman of the Board of
                                         Directors


Date: March 27, 2001                 By: /S/ NELSON H. BEEBE
                                         -------------------
                                         Nelson H. Beebe, Principal Financial
                                         and Accounting Officer


Date: March 27, 2001                 By: /s/ STEVE GREGORY
                                         -----------------
                                         Steven C. Gregory, Director


Date: March 27, 2001                 By: /s/ JOYCE L. BROWN
                                         ------------------
                                         Joyce L. Brown, Director


Date: March 27, 2001                 By: /s/ VERN S. MORRIS
                                         ------------------
                                         Vern S. Morris, Director


Date: March 28, 2001                 By: /s/ ANTHONY W. ROBINSON
                                         -----------------------------
                                         Anthony W. Robinson, Director

                                                 MEGA GROUP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

================================================================================

                                                                                  PAGE

INDEPENDENT AUDITOR'S REPORT                                                         F-1

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheet                                                  F-2 - F-3

   Consolidated Statements of Operations                                       F-4 - F-5

   Consolidated Statements of Comprehensive Income (Loss)                            F-6

   Consolidated Statements of Deficiency in Stockholders' Equity                     F-7

   Consolidated Statements of Cash Flows                                       F-8 - F-9

   Notes to Consolidated Financial Statements                                F-10 - F-22

INDEPENDENT AUDITOR'S REPORT



Board of Directors
MEGA GROUP, INC.
Washington, DC


We have audited the accompanying Consolidated Balance Sheet of MEGA GROUP, INC. AND SUBSIDIARY as of December 31, 2000, and the related Consolidated Statements of Operations, Deficiency in Stockholders' Equity and Cash Flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEGA GROUP, INC. AND SUBSIDIARY as of December 31, 2000, and the results of its operations and cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has deficiencies in both stockholders' equity and working capital and is in default on certain of its obligations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ ARONSON, FETRIDGE & WEIGLE

ARONSON, FETRIDGE & WEIGLE


Rockville, Maryland
February 23, 2001

                                                 MEGA GROUP, INC. AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET

======================================================================================================

December 31, 2000
------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash                                                                               $        26,383
   Restricted cash                                                                              9,345
   Marketable securities                                                                       80,000
   Accrued interest                                                                               819
   Note receivable                                                                             16,113
   Loans receivable - affiliates                                                               44,668
------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                          177,328
------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
   Computer equipment                                                                          10,683
   Office furniture and equipment                                                              13,695
------------------------------------------------------------------------------------------------------
TOTAL                                                                                          24,378
   Less:  Accumulated depreciation and amortization                                           (10,372)
------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                                     14,006
------------------------------------------------------------------------------------------------------





TOTAL ASSETS                                                                          $       191,334
------------------------------------------------------------------------------------------------------




  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                                 MEGA GROUP, INC. AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET

================================================================================================================

December 31, 2000
----------------------------------------------------------------------------------------------------------------
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                                                           $       677,371
   Accounts payable and accrued expenses                                                               711,223
   Accrued interest                                                                                     48,013
   Loans payable - affiliates                                                                            3,403
----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                            1,440,010
----------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                                                  87,594
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                    1,527,604
----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS' EQUITY
   Preferred stock, cumulative 8%, $1 par value per share, 400,000 shares
       authorized, 10,000 shares issued and outstanding                                                 10,000
   Common stock, $0.016 par value per share, 25,000,000 shares authorized,
       8,056,912 shares issued and outstanding                                                         128,911
   Additional paid-in capital                                                                        3,463,013
   Accumulated deficit                                                                              (4,877,444)
   Accumulated other comprehensive income (loss)                                                       (60,750)
----------------------------------------------------------------------------------------------------------------

TOTAL DEFICIENCY IN STOCKHOLDERS' EQUITY                                                            (1,336,270)
----------------------------------------------------------------------------------------------------------------


TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY                                       $       191,334
----------------------------------------------------------------------------------------------------------------


  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                                 MEGA GROUP, INC. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

=========================================================================================================================

Years Ended December 31,                                                                   2000              1999
-------------------------------------------------------------------------------------------------------------------------

REVENUE                                                                                   $    80,487      $   875,589
-------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Compensation and benefits                                                                  137,145          546,603
   Other selling, general and administrative expenses                                         644,216          198,993
   Depreciation and amortization                                                                3,982           86,893
-------------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                                                      785,343          832,489
-------------------------------------------------------------------------------------------------------------------------

(LOSS) INCOME FROM OPERATIONS                                                                (704,856)          43,100
-------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest income                                                                                819            6,000
   Interest expense                                                                          (102,090)         (84,838)
-------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                        (101,271)         (78,838)
-------------------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY
   ITEMS                                                                                     (806,127)         (35,738)
-------------------------------------------------------------------------------------------------------------------------

(BENEFIT) PROVISION FOR INCOME TAXES                                                         (180,735)          51,559
-------------------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEMS                                   (625,392)         (87,297)
-------------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS, NET OF INCOME TAXES
   Loss from discontinued operations                                                          (79,228)         (11,792)
   Income (loss) on disposition                                                               127,878          (58,322)
-------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                                     48,650          (70,114)
------------------------------------------------------------------------------------- ---------------- -----------------

LOSS BEFORE EXTRAORDINARY ITEMS                                                              (576,742)        (157,411)
-------------------------------------------------------------------------------------------------------------------------

EXTRAORDINARY ITEMS, NET OF INCOME TAXES
   Gain from extinguishment of debt                                                           245,701           30,275
-------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                                     (331,041)        (127,136)
-------------------------------------------------------------------------------------------------------------------------


  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                                 MEGA GROUP, INC. AND SUBSIDIARY

========================================================================================================================
Years Ended December 31,                                                                   2000              1999
------------------------------------------------------------------------------------------------------------------------

BASIC NET INCOME (LOSS) PER COMMON SHARE:

   Loss from continuing operations before extraordinary items                         $      (0.06)    $      (0.01)
   Income (loss) from discontinued operations                                         $       -        $      (0.01)
   Extraordinary items                                                                $       0.02     $       -
   Basic net loss per common share                                                    $      (0.03)    $      (0.01)

Weighted average common shares - basic                                                   10,146,510       10,623,556
------------------------------------------------------------------------------------------------------------------------

  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                                 MEGA GROUP, INC. AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

========================================================================================================================

Years Ended December 31,                                                                    2000              1999
------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                                $    (331,041)   $    (127,136)
------------------------------------------------------------------------------------------------------------------------

UNREALIZED LOSS ON MARKETABLE SECURITIES                                                      (38,750)         (62,500)
TAX BENEFIT                                                                                    15,500           25,000
------------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME                                                                    (23,250)         (37,500)
------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                                                    $    (354,291)   $    (164,636)
------------------------------------------------------------------------------------------------------------------------




  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                                 MEGA GROUP, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY

===========================================================================================================

Years Ended December 31, 2000 and 1999                  Preferred Stock              Common Stock
---------------------------------------------------------------------------------------------------------
                                                       Shares      Amount        Shares         Amount
                                                 ----------------------------------------------------------

BALANCE, JANUARY 1, 1999                               10,000   $    10,000     1,467,341    $    23,478

Shares issued in acquisition of Small Business
   Investment Corporation of America, Inc.
   (SBICOA)                                               -             -       9,309,396        148,950

Purchase of common shares for cash                        -             -        (776,693)       (12,427)

Net loss                                                  -             -             -              -

Unrealized loss on marketable securities                  -             -             -              -

Preferred stock dividend                                  -             -             -              -
-----------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                             10,000        10,000    10,000,044        160,001

Common shares issued in exchange for services
   in the amount of $22,400 and cancellation of
   debt and accrued interest of $54,542                   -             -         660,000         10,560

Cancellation of shares issued in acquisition of
   SBICOA                                                 -             -      (2,603,132)       (41,650)

Unrealized loss on marketable securities                  -             -             -              -

Net loss                                                  -             -             -              -

Preferred stock dividend                                  -             -             -              -
-----------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000                             10,000   $    10,000     8,056,912    $   128,911
-----------------------------------------------------------------------------------------------------------

==============================================================================================================
                                                                                   Accumulated
Years Ended December 31, 2000 and 1999              Additional                        Other          Total
-------------------------------------------------    Paid-in      Accumulated     Comprehensive   Stockholders'
                                                     Capital        Deficit          Deficit         Equity
                                                 -------------------------------------------------------------

BALANCE, JANUARY 1, 1999                           $ 3,355,391    $(4,289,432)      $    -       $  (900,563)

Shares issued in acquisition of Small Business
   Investment Corporation of America, Inc.
   (SBICOA)                                            151,050       (128,235)           -           171,765

Purchase of common shares for cash                     (67,573)           -              -           (80,000)

Net loss                                                   -         (127,136)           -          (127,136)

Unrealized loss on marketable securities                   -              -          (37,500)        (37,500)

Preferred stock dividend                                   -             (800)           -              (800)
--------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                           3,438,868     (4,545,603)       (37,500)       (974,234)

Common shares issued in exchange for services
   in the amount of $22,400 and cancellation of
   debt and accrued interest of $54,542                 66,382                           -            76,942

Cancellation of shares issued in acquisition of
   SBICOA                                              (42,237)           -              -           (83,887)

Unrealized loss on marketable securities                   -              -          (23,250)        (23,250)

Net loss                                                   -         (331,041)           -          (331,041)

Preferred stock dividend                                   -             (800)           -              (800)
--------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000                         $ 3,463,013    $(4,877,444)     $ (60,750)    $(1,336,270)
--------------------------------------------------------------------------------------------------------------

  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                                 MEGA GROUP, INC. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

========================================================================================================================

Years Ended December 31,                                                                     2000              1999
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations                                                   $  (625,392)      $   (87,297)
   ADJUSTMENTS TO RECONCILE NET LOSS FROM CONTINUING OPERATIONS TO NET CASH USED BY
       OPERATING ACTIVITIES
       Depreciation and amortization                                                          12,219            86,893
       (Benefit) provision for income taxes                                                 (180,735)           51,559
       Loss from discontinued operations                                                    (132,046)          (19,653)
       Court judgement increasing long-term debt                                              13,258               -
       Marketable securities received for services                                           (48,750)         (132,500)
       Seizure of cash in litigation                                                          (9,345)              -
       Stock compensation - Mega Group, Inc.                                                  22,400               -
       Stock compensation - SBICOA                                                            25,935               -
       (INCREASE) DECREASE IN
         Accounts receivable                                                                 120,593            (5,047)
         Accrued interest                                                                       (819)              -
       INCREASE (DECREASE) IN
         Accounts payable                                                                    444,341           (18,876)
         Accrued interest                                                                     68,544            32,814
------------------------------------------------------------------------------------------------------------------------

NET CASH USED BY OPERATING ACTIVITIES                                                       (289,797)          (92,107)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Loans made to affiliates, net                                                             (36,397)           (8,271)
   Purchase of property and equipment                                                         (1,554)          (16,084)
------------------------------------------------------------------------------------------------------------------------

NET CASH USED BY INVESTING ACTIVITIES                                                        (37,951)          (24,355)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                                              331,745           236,024
   Principal payments of debt                                                               (208,342)         (182,702)
   Loans to affiliates                                                                           -                (500)
   Proceeds from sale of our remaining personal and commercial insurance businesses
       in 2000 and 1999, respectively                                                        157,351           208,000
   Payments on purchase of common shares                                                         -             (40,000)
   Preferred dividends                                                                          (800)             (800)
------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    279,954           220,022
------------------------------------------------------------------------------------------------------------------------



  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                                 MEGA GROUP, INC. AND SUBSIDIARY

======================================================================================================================

Years Ended December 31,                                                                 2000              1999
----------------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH                                                       $   (47,794)      $  103,560

CASH - BEGINNING OF YEAR                                                                   74,177          (29,383)
----------------------------------------------------------------------------------------------------------------------

CASH - END OF YEAR                                                                    $    26,383       $   74,177
----------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL CASH FLOW INFORMATION
    Actual cash payments for:
       Income taxes                                                                   $       -         $     -
----------------------------------------------------------------------------------------------------------------------

       Interest                                                                       $    33,546       $   52,024
----------------------------------------------------------------------------------------------------------------------

   Noncash Investing and Financing Activities:
       SBICOA issued 6,000 shares of its common stock in exchange for services, the cancellation of debt, and a note receivable valued at $109,822, $174,065, and $16,113, respectively. Effective December 31, 2000, 1,678 of such shares were cancelled when it was determined that services valued at $83,887 had not been received.
       In October 2000, we issued 660,000 shares of our common stock in exchange for services, the cancellation of debt, and the cancellation of accrued interest valued at $22,400, $50,000, and $4,542, respectively.
       During 2000, debt and accrued interest totaling $245,248 and $164,254, respectively, were extinguished as a result of settlements reached with various creditors and guarantors of our debt.
       In November 1999, SBICOA acquired 776,693 shares of our common stock valued at $80,000 from our President in exchange for cash and a note payable.


  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                                 MEGA GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

=======================================================================================================================

1.   ORGANIZATION AND      NATURE OF BUSINESS: We are Mega Group, Inc., a New York corporation incorporated on
     SIGNIFICANT           December 28, 1983.  During the last three years, we discontinued our former business as a
     ACCOUNTING POLICIES   holding company for independent insurance agencies licensed in the State of New York.
                           Our current business plan is to provide diversified
                           financial services to ethnic communities and
                           faith-based entities in the United States.

                           On December 31, 1999, we owned substantially all of the assets of seven New York insurance agencies. By action dated March 14, 2000, our shareholders ratified the sale of all of our assets and the transfer of our control. Effective April 1, 2000, we sold and transferred substantially all of our assets to Mega Personal Lines, Inc., New Hartford,
                           New York, an affiliated insurance agency. These consisted primarily of furniture, fixtures, equipment, records, property and casualty insurance customer lists, employment agreements, goodwill, a covenant not to compete, brokerage contracts, property and casualty insurance policies, and property and casualty insurance commission income accruing after that date. The purchase price was $300,000, paid $208,000 in cash and
                           $92,000 by the setoff of a related obligation at closing. We also agreed to the forgiveness of a $127,000 of debt claimed to be owed by us to our President, Steven C.
                           Gregory, an amount which the acquisition agreement characterizes as an additional purchase price payment. We transferred our remaining assets (other than cash and commission income accruing on or before April 1, 2000), consisting primarily of the life, health, and long-term care insurance business of Associates of Clifton Park, Inc.
                           (Associates), our wholly-owned insurance agency subsidiary, to Mr. Gregory, in return for his assumption of the subsidiary's real property lease in Clifton Park, New York and other related obligations. As a result, by April 1, 2000, we were without any significant assets.

                           Effective October 11, 2000, we acquired all of the issued and outstanding common stock of
                           Small Business Investment Corporation of America, Inc. (SBICOA), an Oregon corporation, in a stock-for-stock exchange. As a result of the transaction, SBICOA's former shareholders acquired a total of 9,309,396 shares of our common stock, or approximately
                           86% of the common shares issued and outstanding. The transaction was accounted for as a pooling of interests. Effective December 31, 2000, 2,603,132 of such shares were cancelled as a result of a proportional number of SBICOA shares being cancelled. The
                           SBICOA shares were cancelled when it was determined that services valued at $83,887 had not been received.

                                                 MEGA GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

=======================================================================================================================

1.   ORGANIZATION AND      Prior to the merger, the only material transaction between us and SBICOA was SBICOA's
     SIGNIFICANT           acquisition in November 1999 of 776,693 shares of our common stock. No material
     ACCOUNTING POLICIES   adjustments were necessary to conform the accounting policies of the combining companies
     (CONTINUED)           and all material inter-company transactions are eliminated upon consolidation.  Fees and expenses related to the merger and costs to integrate the combined companies were expensed in the fourth quarter of 2000.

                           The net sales, extraordinary gains and net income (losses) previously reported by the separate companies and the combined amounts presented in the Consolidated Statements of
                           Operations are as follows:

                                                                                       2000             1999
                           --------------------------------------------------------------------------------------
                           NET SALES
                                    Mega Group, Inc.                               $       -        $    682,916
                                    SBICOA                                               80,487          192,673
                           --------------------------------------------------------------------------------------
                           COMBINED                                                $     80,487     $    875,589
                           --------------------------------------------------------------------------------------

                           EXTRAORDINARY ITEMS, NET OF INCOME TAXES
                                    Mega Group, Inc.                               $    245,701     $     30,275
                           --------------------------------------------------------------------------------------

                           NET INCOME (LOSS)
                                    Mega Group, Inc.                               $    (81,501)    $   (174,291)
                                    SBICOA                                             (249,540)          47,155
                           --------------------------------------------------------------------------------------
                           COMBINED                                                $   (331,041)    $   (127,136)
                           --------------------------------------------------------------------------------------


                           SBICOA provided marketing and financial consulting services to two clients and administrative services to an investment club.

                           PRINCIPLES OF CONSOLIDATION: Our consolidated financial statements include our accounts and those of our wholly owned subsidiary, SBICOA. Prior to April 1, 2000, our consolidated financial statements also included the accounts of our wholly owned subsidiary, Associates. All significant intercompany transactions have been eliminated in consolidation.

                           REVENUE RECOGNITION: Revenue from services performed on a time and materials basis is recognized as costs are incurred at agreed upon billing amounts.

                                                 MEGA GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

=======================================================================================================================

1.   ORGANIZATION AND      Insurance commission income as well as the related premiums receivable from customers and
     SIGNIFICANT           premiums payable to insurance companies are recorded as of the effective date of the
     ACCOUNTING            insurance coverage. Commissions on premiums billed or collected directly by the insurance
     POLICIES              carriers are recorded as revenue on the earlier of receipt of cash or notification from
     (CONTINUED)           the insurance company of the amount to be received. Premium adjustments, including cancellations, are recorded as they occur. Profit sharing revenue, principally attributable to premium volume, loss ratios, and growth, is recorded when earned.

                           CASH AND CASH EQUIVALENTS: For purposes of financial statement presentation, we consider all highly liquid debt instruments with initial maturities of ninety days or less to be cash equivalents. We maintain cash balances which may exceed federally insured limits, but we do not believe that this results in any significant risk.

                           RESTRICTED CASH: Restricted cash consists of funds seized as a result of the Robert L.
                           Halton and First State Bank court proceedings which are described in Note 9.

                           INTANGIBLE ASSETS: As of April 1, 2000, all of our previously acquired intangible assets had been disposed of. Such disposals were pursuant to sales in April 1999 and April 2000 of our remaining commercial and personal insurance businesses, respectively.

                           MARKETABLE SECURITIES: Marketable securities consist of an investment in CytRx, Inc., are classified as available-for-sale and are reported at fair value. The fair value of marketable securities is based on quoted market prices. Unrealized gains and losses on marketable securities are reported as a net amount in a separate component of stockholders' equity. As of December 31, 2000 and 1999, the carrying basis of and unrealized loss on this investment was $181,250 and $60,750, respectively.

                           PROPERTY AND EQUIPMENT: Property and equipment are stated at cost and are being depreciated using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes.

                           INCOME TAXES: For income tax reporting purposes, the accrual method is used to record revenue and costs. Various expenses are recognized for financial statement purposes in different periods than they are recognized for tax purposes. Deferred taxes are provided for those differences.

                                                 MEGA GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

=======================================================================================================================

1.   ORGANIZATION AND      ESTIMATES: The preparation of financial statements in conformity with generally accepted
     SIGNIFICANT           accounting principles requires management to make estimates and assumptions that affect
     ACCOUNTING POLICIES   the reported amounts of assets and liabilities and disclosure of contingent assets and
     (CONTINUED)           liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

                           LOSS PER COMMON SHARE: The net loss per common share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is not presented. Convertible securities and common stock equivalents consisting of stock options are the only dilutive items that would be applicable in computing diluted earnings (loss) per share.

                           ADVERTISING COSTS: The cost of advertising is expensed as incurred. Advertising expense was $2,408 and $18,177 for 2000 and 1999, respectively.

2.   RELATED PARTY         LOANS RECEIVABLE - AFFILIATES: We loaned our Vice-president and stockholder $10,000 in
     TRANSACTIONS          October 2000.  The loan is non-interest bearing and is expected to be repaid during
                           2001. In addition, we have made informal loans to and incurred various expenses on behalf of investment brokers with whom we share office space and one of SBICOA's clients. Such amounts totaled $34,668 as of December 31, 2000 and are expected to be repaid during
                           2001.

                           LOANS PAYABLE - AFFILIATES: An entity owned by our majority stockholders has incurred various expenses on our behalf. Such amounts totaled $3,403 as of December 31, 2000 and are expected to be repaid during 2001.

                                                 MEGA GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

=======================================================================================================================

3.   LONG-TERM DEBT        At December 31, 2000, long-term debt consisted of the following:

                           Note payable for agency purchase, requiring monthly
                               payments based upon revenues generated by the book
                               of business purchased, including interest imputed
                               at 10%.  We are in default on the obligation and,
                               accordingly, it is classified as a current
                               liability.  The obligation was subject to
                               arbitration for which an award was rendered in
                               December 1999.                                            $  157,381

                           Bank term note payable, requiring monthly payments of
                               $3,618 plus interest at prime plus 1.5% (10% at
                               December 31, 2000),  final payment due August
                               2001, collateralized by all of our assets.  The
                               note contains certain restrictive covenants, which
                               we are not in compliance with at December 31,
                               2000.  Due to the covenant violations and our
                               failure to make all scheduled payments under the
                               note, the obligation is callable by the bank on
                               demand and is classified as a current liability.              14,620

                           Notes payable for agency purchases, requiring monthly
                               payments ranging from approximately $600 to
                               $6,000, including interest, both stated and
                               imputed, ranging from 8% to 9%, with scheduled
                               maturities ranging from January 2000 to December
                               2008.  We are in default on the obligations and,
                               accordingly, they are classified as current
                               liabilities.  Included here is $146,397 related to
                               a November 2000 court order, as described in Note
                               7.                                                           161,618

                           Notes payable for agency purchase, as settled,
                               requiring 48 monthly payments of $3,705 including
                               interest at 8.61%, guaranteed by our President and
                               his spouse, final payment due February 2004.                 122,846

                                                 MEGA GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

=======================================================================================================================

3.   LONG-TERM DEBT        Capital lease obligation, refinanced in May 1998,
     (CONTINUED)               requiring monthly payments of $2,221, including
                               imputed interest at 10%, final payment due May
                               2001, collateralized by the leased equipment.  We
                               are in default on the obligation and, accordingly,
                               it is classified as a current liability.  In June
                               2000 the lessor commenced legal action against us
                               for $56,000.  A judgement was entered against us
                               for $48,000 in December 2000.                             $   48,000

                           Note payable, unsecured, convertible into 6,000 shares
                               of our common stock, bearing interest at 10%, due
                               October 2001.                                                  3,000

                           Note payable, unsecured, bearing interest at 12%, due
                               April 2001.                                                  100,000

                           Note payable to a stockholder and officer, unsecured,
                               bearing interest at 15%, due August 2001.                     15,000

                           Notes payable to a stockholder and officer, unsecured,
                               bearing interest at 10%, due June 2001.                      102,500

                           Note payable to a stockholder and officer for
                               redemption of our common shares, unsecured,
                               bearing interest at 6%, due June 15, 2000. We are
                               in default on this note and, accordingly,
                               interest is being accrued at 15% pursuant to the
                               terms of
                               default.                                                      40,000
                           --------------------------------------------------------------------------
                           TOTAL                                                            764,965
                           Less: Current portion                                           (677,371)
                           --------------------------------------------------------------------------

                           NET LONG-TERM DEBT                                            $   87,594
                           --------------------------------------------------------------------------

                                                 MEGA GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

=======================================================================================================================
4.   INCOME TAXES          The (benefit) provision for income taxes for 2000 and 1999 were calculated as follows:

                                                                                          2000              1999
                                                                                    ----------------   ---------------

                           Federal income taxes at statutory rates                    $    (107,284)    $     (34,726)
                           State income taxes, net of Federal income tax benefit            (19,784)           (6,404)
                           Permanent differences                                             57,633            67,811
                           Income taxes related to discontinued operations                  (32,434)           46,743
                           Income taxes related to extraordinary items                     (163,801)          (20,184)
                           Income taxes related to other comprehensive income                15,500            25,000
                           Increase (decrease) in valuation allowance on deferred
                              tax asset                                                      69,435           (26,681)
                           -------------------------------------------------------------------------------------------

                           (Benefit) provision for income taxes                       $    (180,735)    $      51,559
                           -------------------------------------------------------------------------------------------

                           As of December 31, 2000 net operating losses of approximately $2,806,000 are available to offset future taxable income and expire as follows:

                           December 31,
                           --------------------------------------------------------------------------

                                2001                                                  $       9,000
                                2003                                                         73,000
                                2004                                                        156,000
                                2005                                                        907,000
                                2006                                                        136,000
                                2007                                                        511,000
                                2008                                                         69,000
                                2009                                                         39,000
                                2010                                                        120,000
                                2011                                                        274,000
                                2012                                                         67,000
                                2013                                                         88,000
                                2014                                                         87,000
                                2015                                                        270,000
                           --------------------------------------------------------------------------

                           TOTAL                                                      $   2,806,000
                           --------------------------------------------------------------------------

                                                 MEGA GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

=======================================================================================================================

4.   INCOME TAXES          The net operating loss carryforward results in a deferred tax asset available to the
     (CONTINUED)           Company of approximately $1,100,000 at December 31, 2000.  The Company has provided an allowance for the full amount of this deferred tax asset because management has determined that more likely than not it will not be realized.

5.   PREFERRED STOCK       We have suspended the payment of dividends on the 8% cumulative preferred stock. As a result, although recorded in the accompanying financial statements, we are in arrears in payment of the dividends for all years 1993 through 2000. As of December 31, 2000, the aggregate amount in arrears was $6,400. Upon any voluntary liquidation, dissolution or winding up of the Corporation, preferred stockholders are entitled, before any distribution shall be made to common stockholders, to be paid out an amount equal to
                           $1.00 per preferred share plus any accrued but unpaid dividends.


6.   STOCK PURCHASE AND    We have an Employee Stock Option Plan for which an aggregate of 1,000,000 shares of our
     PUT OPTIONS           common stock have been authorized for issuance.  The plan provides that options may be granted to our officers, directors, and other key employees for the purpose of providing an incentive to such employees. Options granted under the plan are exercisable for a period of up to ten years from the date of grant at an exercise price of $9.60 per share.
                           No options have been granted since inception of the plan.

                           In October 2000, and separate from the Employee Stock Option Plan, we granted three stockholders options, exercisable until March 30, 2001, to purchase a total of 660,000 shares of our common stock for $3 per share. Because the exercise price under these stock purchase options is higher than the grant date fair market value of a share of our common stock, the options are non-compensatory. At the same time we granted the same three stockholders put options, exercisable until June 28, 2001, which, contingent on the occurrence of certain events, require us to purchase a total of 660,000 of such stockholders' shares of our common stock for $0.50 per share. Such events include completion of a stock offering for at least $0.50 per share with total proceeds of at least $500,000 and the achievement of tangible book value of at least $0.25 per share.

                                                 MEGA GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

=======================================================================================================================

7.   LEGAL MATTERS         We are one of several defendants and third-party defendants in a civil action for the payment of a promissory note captioned David G. Becking, et al. v. Mega Group, Inc., et
                           al., commenced April 29, 1997 and pending in the Supreme Court for the County of Albany,
                           New York.  The plaintiffs are the former owners of an insurance agency which we acquired on December 30, 1988.  As of March 15, 2000, their claim against the defendants, including principal and interest, totaled $754,758.  On that date, we settled with the plaintiffs by paying them $92,000 in cash and delivering to them our promissory note in the amount of $150,000 due and payable, with interest, in 48 monthly installments with the final payment due February, 2004.  By order dated November 16, 2000, the court obligated us to pay defendant Martin J. Keary any portion of a judgment for $146,397 which he must pay to the plaintiff and to reimburse him for his attorney's fees in defending the action in an amount which the court will approve.  The court dismissed all remaining claims against us.  The entire $146,397 is included in the current portion of long-term debt on the accompanying December 31, 2000 balance sheet.

                           We are the plaintiff and counter-defendant in a civil action for damages and injunctive relief captioned Mega Group, Inc. v. Robert L. Halton, which commenced in February 2000, and is pending in the Supreme Court for the County of Saratoga, New York. The defendant is one of our former officers and directors, and a former officer and 49% shareholder of
                           Anthony-Halton Associates, Inc., an insurance agency which we acquired beginning in 1985.
                           In connection with the acquisition, we entered into an employment agreement, in the form of a memorandum of understanding, with the defendant. That employment terminated in
                           January 2000. By order dated September 29, 2000, the court held that the defendant was entitled to partial summary judgment against us for $398,842 in deferred compensation and
                           $42,500 in profit sharing under the employment agreement. The court dismissed the defendant's counterclaim to the extent that it sought a continuation or reinstatement of his life and medical insurance benefits as an employee. We have appealed the court's order of partial summary judgment. The action is continuing as to the remaining claims and counterclaims, which relate to the defendant's pre-termination compensation and the parties' respective rights to own, purchase, and sell defendant's "book of business" upon his termination. The $441,342 partial summary judgement was charged to other selling, general and administrative expenses in 2000. Prior to December 31, 2000, we made payments of $14,895 under the partial summary judgement. The remaining obligation as of December
                           31, 2000 of $426,447 is included in accounts payable and accrued expenses on the accompanying balance sheet.

                                                 MEGA GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

=======================================================================================================================

7.   LEGAL MATTERS         We are the respondent in an arbitration proceeding captioned Herman Adler v. Mega Group,
     (CONTINUED)           Inc., commenced November 15, 1999, and pending before a commercial arbitration tribunal of the American Arbitration Association. The petitioner, now deceased, was the former owner of an insurance agency which we purchased in 1985. He claimed that we failed to honor the payment terms of the agency purchase agreement. On December 15, 1999, the arbitrator rendered, and on March 7, 2000 the arbitrator modified, an award in favor of the petitioner and against us in the amount of $157,381. On January 8, 2001, the Supreme
                           Court for the County of Albany, New York, confirmed the arbitration award and entered judgment against us for $168,808 including costs and interest. The awarded amount and related costs and interest are included in the current portion of long-term debt and accounts payable and accrued expenses, respectively, on the accompanying December 31,
                           2000 balance sheet.

                           We are the defendant in a civil action for money damages captioned First State Bank v.
                           Mega Group, Inc., commenced February 14, 2000 and pending in the Supreme Court for the
                           County of Saratoga, New York. On December 14, 2000, the Supreme Court entered judgement against us, for breach of a computer financing agreement, in the amount of $48,000 and restrained us from making any sale, assignment, transfer, or interference with any property in which we have an interest until the judgement is satisfied or vacated. The judgement amount is included in the current portion of long-term debt on the accompanying
                           December 31, 2000 balance sheet.

                           We are a defendant in other pending lawsuits which, in the view of management, are not material to the financial statements.

8.  EXTRAORDINARY ITEMS    In 1999, the extraordinary gain of $30,275 arose from the reversal of a previously recognized liability of $50,459, which is no longer payable and is net of an income tax provision of $20,184.

                           In 2000, the extraordinary gain of $245,701 is from the extinguishment of debt and related accrued interest totaling $409,502 and is net of an income tax provision of
                           $163,801. Such debt extinguishment is primarily related to the legal proceedings described in the first paragraph of Note 7.

                                                 MEGA GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

=======================================================================================================================

9.   DISCONTINUED          On April 27, 1999, we sold our remaining commercial insurance business (commercial lines)
     OPERATIONS            to a third party controlled by one of our former officers for $250,000.  $100,000 of the sales price was payable in 60 monthly installments and one balloon payment plus interest at 8%. The assets sold included insurance renewals, customer lists and records, and office supplies and equipment. The results of operations for the commercial lines for the respective periods presented are reported as a component of discontinued operations in the Consolidated Statements of Operations. Additionally, the loss incurred on the sale of the commercial lines is also presented separately as a component of discontinued
                           operations. The net loss from discontinued operations for 1999 of $70,114 reflects an income tax benefit of $46,743.

                           On February 15, 2000 we entered into an agreement to amend the payment terms pursuant to our April 1999 sale of the commercial lines. We accepted one payment of $50,000 as payment in full of the then remaining principal balance of $92,000 due under the installment obligation.

                           On April 1, 2000, we sold our remaining personal insurance business (personal lines) to a third party controlled by one former and one present officer of the Company. The purchase price was $300,000, paid $208,000 in cash and $92,000 by the setoff of a related obligation at closing. We also agreed to the forgiveness of a $127,000 debt claimed to be owed by us to our President, Steven C. Gregory, an amount which the acquisition agreement characterizes as an additional purchase price payment. The assets sold included a cash bank account with $50,649 which has been treated as a reduction in purchase price, insurance renewals, customer lists and records, and office supplies and equipment.
                           Simultaneously, we sold our then subsidiary, Associates of Clifton Park, Inc., to our
                           President in exchange for an assumption of our obligation on a Ballston Lake, New York office lease. The results of operations for the personal lines for the respective periods presented are reported as a component of discontinued operations in the Consolidated
                           Statements of Operations. Additionally, the loss incurred on the sale of the personal lines is also presented separately as a component of discontinued operations. The net income from discontinued operations for 2000 of $48,650 reflects an income tax provision of $32,434.

10. CONCENTRATIONS         Substantially all 2000 revenue was earned under consulting agreements with two different clients.

                                                 MEGA GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

=======================================================================================================================

11.  FINANCIAL CONDITION   The Company currently has a deficiency in stockholders' equity of approximately
                           $1,336,000 and a working capital deficiency of approximately $1,263,000.  In addition, the Company is in default on certain notes payable other obligations and is involved in significant litigation involving past business dealings.  Our President, Steven Gregory, signed an agreement, effective October 11, 2000, stating that, contingent upon the successful completion of a securities offering he shall indemnify and hold harmless the
                           Company, SBICOA, and certain individuals from and against any and all claims or liabilities, whether actual or contingent, liquidated or unliquidated, or accrued or unaccrued, arising out of or related in any way to our business or operations which arise or occur on or before the effective date; provided, however, that Mr. Gregory shall not be required to indemnify us from and against any and all claims or liabilities arising out of or related in any way to the Adler proceedings, as described in Note 7.  The agreement calls for any such indemnification to occur by Gregory transferring back to us our common shares owned by him based upon a value of $2.50 per share.

                           The Company's acquisition of SBICOA is intended to direct the Company into new business lines providing financial services to currently underserved ethnic minorities through alliances with churches and other organizations serving those groups. The Company intends in the near term to obtain additional equity funding to pursue these new lines of business and to provide the funds to satisfy its current obligations. The extent to which the Company can raise additional equity and achieve profitable operations from its new business activities will determine if the Company can continue as a going concern.

12.  NET LOSS PER SHARE    The following is a reconciliation of the numerators and denominators of the basic net loss per share computations for 2000 and 1999:

                                                                                          2000
                                                                   ---------------------------------------------------
                                                                        Loss             Shares          Per Share
                                                                     (Numerator)     (Denominator)        Amount
                                                                   ---------------------------------------------------

                           Net loss                                  $    (331,041)
                           Preferred stock dividends                           800
                           --------------------------------------------------------

                           Basic net loss per share
                              Loss to common stockholders            $    (331,841)   $  10,146,510     $       (.03)
                           -------------------------------------------------------------------------------------------

                                                 MEGA GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

=======================================================================================================================


12.  NET LOSS PER                                                                         1999
     SHARE                                                         ---------------------------------------------------
                                                                        Loss             Shares          Per Share
                                                                     (Numerator)     (Denominator)        Amount
                                                                   ---------------------------------------------------

                           Net loss                                  $    (127,136)
                           Preferred stock dividends                           800
                           --------------------------------------------------------

                           Basic net loss per share
                              Loss to common stockholders            $    (127,936)   $  10,623,556     $       (.01)
                           -------------------------------------------------------------------------------------------