Form 10QSB
period 2001-03-31
MEGA GROUP INC
filed 2001-05-15
CIK 828942

OMB
                                                  APPROVAL
                                                  OMB Number: 3235-04 16
                                                  Expires: April 30,2003
                                                  Estimated average burden
                                                  hours per response: 32.00

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 1O-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 2001
                                             ------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from ___________to___________

                    Commission file number  000-17510
                                          ---------------------------------

                            MEGA GROUP, INC.
---------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

           NEW YORK                                 14-1653446
-------------------------------         ---------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

      1730 Rhode Island Ave., N.W. Suite 415, Washington, DC 20036
--------------------------------------------------------------------------
                (Address of principal executive offices)

                             (202) 296-9594
--------------------------------------------------------------------------
                       (Issuer's telephone number)

                                   N/A
--------------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                      if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requires for the past 90 days.
  Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,833,605 shares of common stock, as of May 14, 2001.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                      PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                                              MEGA GROUP, INC. AND SUBSIDIARY

                                                                   CONSOLIDATED BALANCE SHEETS

================================================================================================

                                                            March 31,            December 31,
                                                              2001                  2000
------------------------------------------------------------------------------------------------
Assets

CURRENT ASSETS
  Cash                                                   $        304           $     26,383
  Restricted cash                                                -                     9,345
  Marketable securities                                        95,000                 80,000
  Accrued interest                                              1,061                    819
  Note receivable                                              16,113                 16,113
  Loans receivable - affiliates                                47,779                 44,668
------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                          160,257                177,328
------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
  Computer equipment                                           10,683                 10,683
  Office furniture and equipment                               13,695                 13,695
------------------------------------------------------------------------------------------------
TOTAL                                                          24,378                 24,378
  Less:  Accumulated depreciation and amortization            (11,372)               (10,372)
------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                     13,006                 14,006
------------------------------------------------------------------------------------------------










TOTAL ASSETS                                             $    173,263           $    191,334
------------------------------------------------------------------------------------------------




   The accompanying Notes to Financial Statements are an integral part of these financial statements.


                                                              MEGA GROUP, INC. AND SUBSIDIARY

                                                                   CONSOLIDATED BALANCE SHEETS

================================================================================================

                                                            March 31,            December 31,
                                                              2001                  2000
------------------------------------------------------------------------------------------------
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                      $    683,952           $    677,371
  Accounts payable and accrued expenses                       740,303                711,223
  Accrued interest                                             70,835                 48,013
  Loans payable - stockholder                                  23,008                   -
  Loans payable - affiliates                                    3,403                  3,403
------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                   1,521,501              1,440,010
------------------------------------------------------------------------------------------------

LONG-TERM DEBT, NET OF CURRENT PORTION                         78,298                 87,594
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                           1,599,799              1,527,604
------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS' EQUITY
  Preferred stock, cumulative 8%, $1 par value per share,
    400,000 shares authorized, 10,000 shares issued and
    outstanding                                                10,000                 10,000
  Common stock, $0.016 par value per share, 25,000,000
    shares authorized, 8,056,912 shares issued and
    outstanding                                               128,911                128,911
  Additional paid-in capital                                3,463,013              3,463,013
  Accumulated deficit                                      (4,976,710)            (4,877,444)
  Accumulated other comprehensive income (loss)               (51,750)               (60,750)
------------------------------------------------------------------------------------------------

TOTAL DEFICIENCY IN STOCKHOLDERS' EQUITY                   (1,426,536)            (1,336,270)
------------------------------------------------------------------------------------------------


TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY $    173,263           $    191,334
------------------------------------------------------------------------------------------------



   The accompanying Notes to Financial Statements are an integral part of these financial statements.


                                                              MEGA GROUP, INC. AND SUBSIDIARY

                                                          CONSOLIDATED STATEMENT OF OPERATIONS

================================================================================================

THREE MONTHS ENDED MARCH 31, 2001
------------------------------------------------------------------------------------------------

REVENUE                                                                         $      2,458

OPERATING EXPENSES
  Compensation and benefits                                                           36,067
  Other selling, general and administrative expenses                                  44,811
  Depreciation and amortization                                                        1,000
------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                                              81,878

LOSS FROM OPERATIONS                                                                 (79,420)
------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Interest income                                                                       242
  Interest expense                                                                  (25,688)
------------------------------------------------------------------------------------------------
TOTAL                                                                               (25,446)
------------------------------------------------------------------------------------------------

LOSS BEFORE BENEFIT FOR INCOME TAXES                                               (104,866)

BENEFIT FOR INCOME TAXES                                                             (5,800)
------------------------------------------------------------------------------------------------

NET LOSS                                                                       $    (99,066)
------------------------------------------------------------------------------------------------

BASIC NET LOSS PER COMMON SHARE:

  Basic net loss per common share                                              $       0.01

  Weighted average common shares - basic                                          8,056,912
------------------------------------------------------------------------------------------------



   The accompanying Notes to Financial Statements are an integral part of these financial statements.


                                                              MEGA GROUP, INC. AND SUBSIDIARY

                                          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

================================================================================================

THREE MONTHS ENDED MARCH 31, 2001
------------------------------------------------------------------------------------------------

NET LOSS                                                                        $    (99,066)

UNREALIZED GAIN ON MARKETABLE SECURITIES                                              15,000
TAX PROVISION                                                                         (6,000)
------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME                                                             9,000
------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                                            $    (90,066)
------------------------------------------------------------------------------------------------









   The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                                                                     MEGA GROUP, INC. AND SUBSIDIARY

                                                        CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
======================================================================================================================

THREE MONTHS ENDED MARCH 31, 2001
                                                                                           Accumulated
                         Preferred Stock      Common Stock       Additional                   Other         Total
                        -----------------  --------------------    Paid-in    Accumulated Comprehensive  Stockholders'
                         Shares   Amount    Shares     Amount      Capital      Deficit       Deficit      Equity
----------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 2001 10,000  $ 10,000  8,056,912  $ 128,911  $ 3,463,013  $(4,877,444)  $  (60,750)  $(1,336,270)

Net loss                   -         -          -          -             -        (99,066)        -          (99,066)

Unrealized gain on
  marketable securities    -         -          -          -             -           -           9,000         9,000

Preferred stock dividend   -         -          -          -             -           (200)        -             (200)
----------------------------------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 2001  10,000  $ 10,000  8,056,912  $ 128,911  $ 3,463,013  $(4,976,710)  $  (51,750)  $(1,426,536)
----------------------------------------------------------------------------------------------------------------------










   The accompanying Notes to Financial Statements are an integral part of these financial statements.


                                                              MEGA GROUP, INC. AND SUBSIDIARY

                                                          CONSOLIDATED STATEMENT OF CASH FLOWS

================================================================================================

THREE MONTHS ENDED MARCH 31, 2001
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                      $    (99,066)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY
    OPERATING ACTIVITIES
    Depreciation and amortization                                                      1,000
    Benefit for income taxes                                                          (6,000)
    Court judgment increasing long-term debt                                           5,817
    Seizure of cash in litigation                                                      9,345
    (INCREASE) DECREASE IN
      Accrued interest                                                                  (242)
    INCREASE (DECREASE) IN
      Accounts payable and accrued expenses                                           29,080
      Accrued interest                                                                22,822
------------------------------------------------------------------------------------------------

NET CASH USED BY OPERATING ACTIVITIES                                                (37,244)
------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Loans made to affiliates, net                                                       (3,111)
------------------------------------------------------------------------------------------------

NET CASH USED BY INVESTING ACTIVITIES                                                 (3,111)
------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments of debt                                                          (8,532)
  Loans to affiliates                                                                 23,008
  Preferred dividends                                                                   (200)
------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             14,276
------------------------------------------------------------------------------------------------

NET DECREASE IN CASH                                                                 (26,079)

CASH - BEGINNING OF PERIOD                                                            26,383
------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                                            $        304
------------------------------------------------------------------------------------------------


SUPPLEMENTAL CASH FLOW INFORMATION
  Actual cash payments for:
    Income taxes                                                                $        200
------------------------------------------------------------------------------------------------

    Interest                                                                    $      2,866
------------------------------------------------------------------------------------------------

   The accompanying Notes to Financial Statements are an integral part of these financial statements.

1.   INTERIM        The financial statements have been prepared by the
     FINANCIAL      Company without audit and are subject to year-end
     PRESENTATION   adjustment.  Certain information and footnote
                    disclosures normally included in financial statements
                    prepared in accordance with generally accepted
                    accounting principles have been condensed or omitted
                    pursuant to the rules and regulations of the Securities
                    and Exchange Commission.   These interim statements
                    should be read in conjunction with the most recent audited financial statements filed by the Company on Form 10-K with the Securities and Exchange Commission.
                    The financial statements reflect all adjustments (which include only normal recurring adjustments) which, in the opinion of management are necessary to present fairly the Company's financial position, results of operations and cash flows.

                    Results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be achieved for the full fiscal year.

2.   CONSULTING     On February 7, 2001, the Company entered into a
     AGREEMENT      consulting agreement with the Emmanuel Temple Church
                    and Emmanuel Community Services Corporation (Emmanuel) whereby, among other things, the Company will assist
                    Emmanuel in restructuring its debt. Compensation under the agreement is contingent on the completion of the debt restructuring. The total compensation under the agreement is $96,000, none of which has been recognized as of March 31, 2001.

3.   LONG-TERM      The Company is obligated to a bank under a term note
     DEBT           for $14,620 as of December 31, 2000 and March 31, 2001,
                    which is included in the current portion of long-term debt on the accompanying balance sheets. Due to the Company's failure to make all scheduled payments under the note and financial covenant violations, the obligation is callable by the bank on demand. On March
                    29, 2001, the bank demanded immediate and full payment of the indebtedness and notified the guarantors of its intent to enforce the guaranties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     We believe that our financial condition and results of operations included in this report are not indicative of our future prospects. During the three months ended March 31, 2001 and the year ended December 31, 2000, we have been in transition. During these periods, we discontinued our insurance agency business, acquired the Small Business Investment Company of America, Inc. and commenced the implementation of a new business plan and operation.

     During the three months ended March 31, 2001, our cash position decreased from $26,383 at December 31, 2000 to $304 at March 31, 2001. During the same three months, we realized a net loss of $99,066 after revenues of $2,548 and ongoing expenses in the total amount of $101,524.

     Our business plan referred to above calls for a capitalization of at least $30,000,000. Accordingly, we are now undercapitalized. We intend to satisfy any liquidity needs during the foreseeable future by engaging in one or more public or non-public equity financings. The nature of our business and proposed business does not require any significant product research and development, purchase or sale of plant and equipment, or changes in the number of employees. In the event that we are unable to raise significant funds, we may be unable to make required payments as they become due and may be unable to fully execute our business plan.

                       PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no material developments in any litigation to which we were a party. Please refer to our 10-KSB filed March 27, 2001 for current litigation matters.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We failed to make scheduled payments to a bank under a term note in the
amount of $14,620 as of March 31, 2000.   Due to the failure to make the
scheduled payments and the failure to meet certain financial covenants, the obligation is callable by the bank on demand. On March 29, 2001, the bank demanded immediate and full repayment of the indebtedness and notified the guarantors of its intent to enforce the guaranties associated with such note.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

     The following exhibits are filed as part of this report or incorporated by reference:

          10.10 Consulting agreement between Emmanuel Temple Church, Emmanuel Community Services Corporation and the company.

     (b)  REPORTS ON FORM 8-K.

     We did not file any reports on Form 8-K during the period covered by this report.

                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MEGA GROUP, INC.

     Date May 15, 2001             /s/ John H. Brown
                                   --------------------------------------
                                   John H. Brown, Chief Executive Officer

     Date May 15, 2001             /s/ Nelson H. Beebe
                                   --------------------------------------
                                   Nelson H. Beebe, Chief Financial
                                   Officer and Treasurer