Form 10QSB
period 2001-06-30
MEGA GROUP INC
filed 2001-08-14
CIK 828942

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

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 2001
                                             ------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,833,605 shares of common stock, as of August 14, 2001.


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

ITEM 1. FINANCIAL STATEMENTS.


                                                              MEGA GROUP, INC. AND SUBSIDIARY

                                                                  CONSOLIDATED BALANCE SHEETS

================================================================================================

                                                         June 30, 2001          December 31,
                                                                                    2000
------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash                                                   $       5,705          $     26,383
  Restricted cash                                                 -                    9,345
  Marketable securities                                         32,887                80,000
  Accrued interest                                               1,303                   819
  Note receivable                                               16,113                16,113
  Loans receivable - affiliates                                 49,103                44,668
------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                           105,111               177,328
------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
  Computer equipment                                            10,683                10,683
  Office furniture and equipment                                13,695                13,695
------------------------------------------------------------------------------------------------
TOTAL                                                           24,378                24,378
  Less:  Accumulated depreciation and amortization             (12,372)              (10,372)
------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                      12,006                14,006
------------------------------------------------------------------------------------------------











TOTAL ASSETS                                              $    117,117          $    191,334
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


                                                              MEGA GROUP, INC. AND SUBSIDIARY

                                                                  CONSOLIDATED BALANCE SHEETS

================================================================================================

                                                         June 30, 2001          December 31,
                                                                                    2000
------------------------------------------------------------------------------------------------
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                      $    678,238           $    677,371
  Accounts payable and accrued expenses                       839,452                711,223
  Accrued interest                                             96,515                 48,013
  Loans payable - stockholder                                  34,126                   -
  Loans payable - affiliates                                    3,683                  3,403
------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                   1,652,014              1,440,010
------------------------------------------------------------------------------------------------

LONG-TERM DEBT, NET OF CURRENT PORTION                         75,298                 87,594
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                           1,727,312              1,527,604
------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS' EQUITY
  Preferred stock, cumulative 8%, $1 par value per share,
    400,000 shares authorized, 10,000 shares issued and
    outstanding                                                10,000                 10,000
  Common stock, $0.016 par value per share, 25,000,000
    shares authorized, 8,056,912 shares issued and
    outstanding                                               128,911                128,911
  Additional paid-in capital                                3,463,013              3,463,013
  Accumulated deficit                                      (5,207,369)            (4,877,444)
  Accumulated other comprehensive income (loss)                (4,750)               (60,750)
------------------------------------------------------------------------------------------------

TOTAL DEFICIENCY IN STOCKHOLDERS' EQUITY                   (1,610,195)            (1,336,270)
------------------------------------------------------------------------------------------------


TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY $    117,117           $    191,334
------------------------------------------------------------------------------------------------



 The accompanying Notes to Financial Statements are an integral part of these financial statements.


                                                              MEGA GROUP, INC. AND SUBSIDIARY

                                                         CONSOLIDATED STATEMENT OF OPERATIONS

================================================================================================

                                                           SIX MONTHS           THREE MONTHS
                                                           ENDED JUNE            ENDED JUNE
                                                            30, 2001              30, 2001
------------------------------------------------------------------------------------------------
REVENUE                                                  $      2,858           $        400
------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Compensation and benefits                                    77,483                 41,416
  Other selling, general and administrative expenses          142,737                 97,926
  Depreciation and amortization                                 2,000                  1,000
------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                      222,220                140,342
------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                         (219,362)              (139,942)
------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Interest income                                                 884                    642
  Interest expense                                            (51,421)               (25,733)
  Realized loss on sale of marketable securities              (79,026)               (79,026)
------------------------------------------------------------------------------------------------
TOTAL                                                        (129,563)              (104,117)
------------------------------------------------------------------------------------------------

LOSS BEFORE BENEFIT FOR INCOME TAXES                         (348,925)              (244,059)

BENEFIT FOR INCOME TAXES                                       19,400                 13,600
------------------------------------------------------------------------------------------------

NET LOSS                                                 $   (329,525)          $   (230,459)
------------------------------------------------------------------------------------------------

NET (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

  Net (loss) per common share - basic and diluted        $       (.04)          $       (.03)

  Weighted average common shares - basic and diluted        8,056,912              8,056,912
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


                                                              MEGA GROUP, INC. AND SUBSIDIARY

                                         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

================================================================================================

                                                           SIX MONTHS           THREE MONTHS
                                                         ENDED JUNE 30,         ENDED JUNE 30,
                                                             2001                   2001
------------------------------------------------------------------------------------------------
NET LOSS                                                 $   (329,525)          $   (230,459)
------------------------------------------------------------------------------------------------

UNREALIZED LOSS ON MARKETABLE SECURITIES                       (3,026)               (18,026)
REALIZED LOSS ON MARKETABLE SECURITIES                         79,026                 79,026
TAX PROVISION                                                 (20,000)               (14,000)
------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME                                     56,000                 47,000
------------------------------------------------------------------------------------------------

COMPREHENSIVE (LOSS)                                     $   (273,525)          $   (183,459)
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


                                                              MEGA GROUP, INC. AND SUBSIDIARY

                                                         CONSOLIDATED STATEMENT OF CASH FLOWS

================================================================================================

SIX MONTHS ENDED JUNE 30, 2001
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                      $   (329,525)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
    Loss on sale of marketable securities                                             79,026
    Depreciation and amortization                                                      2,000
    Benefit for income taxes                                                         (19,400)
    Court judgment increasing long-term debt                                           5,817
    Seizure of cash in litigation                                                      9,345
    (INCREASE) DECREASE IN
      Accrued interest                                                                  (484)
    INCREASE (DECREASE) IN
      Accounts payable and accrued expenses                                          128,229
      Accrued interest                                                                48,502
------------------------------------------------------------------------------------------------

NET CASH USED BY OPERATING ACTIVITIES                                                (76,490)
------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of Investments                                                                 34,559
  Loans made to affiliates, net                                                       (1,044)
------------------------------------------------------------------------------------------------

NET CASH USED BY INVESTING ACTIVITIES                                                 33,515
------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments of debt                                                         (11,429)
  Loans to affiliates                                                                 34,126
  Preferred dividends                                                                   (400)
------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             22,297
------------------------------------------------------------------------------------------------

NET DECREASE IN CASH                                                                 (20,678)
CASH - BEGINNING OF PERIOD                                                            26,383
------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                                            $      5,705
------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
  Actual cash payments for:
    Income taxes                                                                $        200
------------------------------------------------------------------------------------------------

    Interest                                                                    $     10,800
------------------------------------------------------------------------------------------------

 The accompanying Notes to Financial Statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

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

                    Results of operations for the six months ended June 30, 2001 and three months ended March 31, 2001 are not necessarily indicative of results to be achieved for the full fiscal year.

2. CONSULTING       On February 7, 2001, the Company entered into a
   AGREEMENT        consulting agreement with the Emmanuel Temple Church
                    and Emmanuel Community Services Corporation (Emmanuel) whereby, among other things, the Company will assist
                    Emmanuel in restructuring its debt. Compensation under the agreement is contingent on the completion of the debt restructuring. The total compensation under the agreement is $96,000, none of which has been recognized as of June 30, 2001.

3. LONG-TERM        The Company is obligated to a bank under a term note
   DEBT             for $14,620 as of December 31, 2000 and June 30, 2001,
                    which is included in the current portion of long-term debt on the accompanying balance sheets. Due to the Company's failure to make all scheduled payments under the note and financial covenant violations, the obligation is callable by the bank on demand. On March
                    29, 2001, the bank demanded immediate and full payment of the indebtedness and notified the guarantors of its intent to enforce the guaranties. As of August 13, 2001, the bank has successfully enforced guaranties against certain of the guarantors.

4. STOCK            During the second quarter of 2001, the Company granted
   PURCHASE OPTIONS two of its directors options, exercisable until June
                    30, 2006, to purchase a total of 200,000 shares of the Company's common stock for $.50 per share. Because the exercise price under these stock purchase options is higher than the grant date fair market value of a share of the Company's common stock, the options are non-compensatory.

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

   We believe that our financial condition and results of operations included in this report are not indicative of our future prospects. During the six months ended June 30, 2001 and the year ended December 31, 2000, we have been in transition. During these periods, we discontinued our insurance agency business, acquired the Small Business Investment Company of America, Inc. and commenced the implementation of a new business plan and operation.

   During the six months ended June 30, 2001, our cash position decreased from $26,383 at December 31, 2000 to $5,705 at June 30, 2001. During the same six months, we realized a net loss of $329,525 after revenues of $2,858, ongoing expenses in the total amount of $253,357, and a realized loss fm the sale of marketable securities in the amount of $79,026.

   During the three months ended June 30, 2001, we realized a net loss of $230,459 after revenues of $400, ongoing expenses in the total amount of $151,833 and the realized loss on the sale of marketable securities in the amount of $79,026.

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

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

          None.

     (b)  REPORTS ON FORM 8-K.

          We did not file any reports on Form 8-K during the period covered by this report.

                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MEGA GROUP, INC.

Date: August 14, 2001              /s/ John H. Brown
                                   --------------------------------------
                                   John H. Brown, Chief Executive Officer

Date: August 14, 2001              /s/ Nelson H. Beebe
                                   --------------------------------------
                                   Nelson H. Beebe, Chief Financial
                                   Officer and Treasurer