Form 10QSB
period 2001-09-30
MEGA GROUP INC
filed 2001-11-14
CIK 828942

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

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2001
                                           -------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
  For the transition period from ________________to____________________


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,833,605 shares of common stock, as of November 14, 2001.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                      PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                                              MEGA GROUP, INC. AND SUBSIDIARY

                                                                  CONSOLIDATED BALANCE SHEETS

================================================================================================

                                                        September 30,           December 31,
                                                            2001                   2000
------------------------------------------------------------------------------------------------
Assets

CURRENT ASSETS
  Cash                                                   $     21,197           $     26,383
  Restricted cash                                                -                     9,345
  Marketable securities                                         1,752                 80,000
  Accrued interest                                              1,544                    819
  Note receivable                                              16,113                 16,113
  Loans receivable - affiliates                                64,063                 44,668
------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                          104,669                177,328
------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
  Computer equipment                                           10,683                 10,683
  Office furniture and equipment                               13,695                 13,695
------------------------------------------------------------------------------------------------
TOTAL                                                          24,378                 24,378
  Less:  Accumulated depreciation and amortization            (13,372)               (10,372)
------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                     11,006                 14,006
------------------------------------------------------------------------------------------------


TOTAL ASSETS                                            $    115,675            $    191,334
------------------------------------------------------------------------------------------------







 The accompanying Notes to Financial Statements are an integral part of these financial statements.


                                                              MEGA GROUP, INC. AND SUBSIDIARY

                                                                  CONSOLIDATED BALANCE SHEETS

================================================================================================

                                                        September 30,           December 31,
                                                            2001                   2000
------------------------------------------------------------------------------------------------
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                      $    708,534           $    677,371
  Accounts payable and accrued expenses                       858,944                711,223
  Accrued interest                                            125,632                 48,013
  Loans payable - stockholder                                  45,241                   -
  Loans payable - affiliates                                    3,683                  3,403
------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                   1,742,034              1,440,010
------------------------------------------------------------------------------------------------

LONG-TERM DEBT, NET OF CURRENT PORTION                         59,097                 87,594
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                           1,801,131              1,527,604
------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS' EQUITY
  Preferred stock, cumulative 8%, $1 par value per share,
    400,000 shares authorized, 10,000 shares issued and
    outstanding                                                10,000                 10,000
  Common stock, $0.016 par value per share, 25,000,000
    shares authorized, 8,056,912 shares issued and
    outstanding                                               128,911                128,911
  Additional paid-in capital                                3,463,013              3,463,013
  Accumulated deficit                                      (5,286,245)            (4,877,444)
  Accumulated other comprehensive income (loss)                (1,135)               (60,750)
------------------------------------------------------------------------------------------------

TOTAL DEFICIENCY IN STOCKHOLDERS' EQUITY                   (1,685,456)            (1,336,270)
------------------------------------------------------------------------------------------------


TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY $    115,675           $    191,334
------------------------------------------------------------------------------------------------



 The accompanying Notes to Financial Statements are an integral part of these financial statements.


                                                              MEGA GROUP, INC. AND SUBSIDIARY

                                                        CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================================

                                                          Nine Months           Three Months
                                                             Ended                 Ended
                                                           September            September 30,
                                                            30, 2001                2001
------------------------------------------------------------------------------------------------
REVENUE                                                  $      2,858           $          -
------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Compensation and benefits                                    88,474                 10,991
  Other selling, general and administrative expenses          196,883                 54,146
  Depreciation and amortization                                 3,000                  1,000
------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                      288,357                 66,137
------------------------------------------------------------------------------------------------

(LOSS) FROM OPERATIONS                                       (285,499)               (66,137)
------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Interest income                                                 941                     57
  Interest (expense)                                          (77,620)               (26,199)
  Realized (loss) on sale of marketable securities            (85,567)                (6,541)
------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                 (162,246)               (32,683)
------------------------------------------------------------------------------------------------

(LOSS) BEFORE BENEFIT FOR INCOME TAXES                       (447,745)               (98,820)

BENEFIT FOR INCOME TAXES                                       39,544                 20,144
------------------------------------------------------------------------------------------------

NET (LOSS)                                               $   (408,201)          $    (78,676)
------------------------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

  Net loss per common share - basic and diluted          $       (.05)          $       (.01)

  Weighted average common shares - basic and diluted        8,056,912              8,056,912
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


                                                              MEGA GROUP, INC. AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

================================================================================================

                                                          Nine Months           Three Months
                                                        Ended September       Ended September
                                                           30, 2001              30, 2001
------------------------------------------------------------------------------------------------
NET (LOSS)                                               $   (408,201)          $    (78,676)
------------------------------------------------------------------------------------------------

UNREALIZED GAIN ON MARKETABLE SECURITIES                       13,792                 16,818
RECLASSIFICATION OF PREVIOUSLY UNREALIZED
 LOSS ON MARKETABLE SECURITIES TO REALIZED                    85,567                  6,541
TAX PROVISION                                                 (39,744)               (19,744)
------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME                                     59,615                  3,615
------------------------------------------------------------------------------------------------

COMPREHENSIVE (LOSS)                                     $   (348,586)          $    (75,061)
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


                                                              MEGA GROUP, INC. AND SUBSIDIARY
                                                         CONSOLIDATED STATEMENT OF CASH FLOWS

================================================================================================

Nine Months Ended September 30, 2001
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                                    $   (408,201)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY
    OPERATING ACTIVITIES
    Realized loss on sale of marketable securities                                    85,567
    Depreciation and amortization                                                      3,000
    Benefit for income taxes                                                         (39,744)
    Court judgment increasing long-term debt                                           5,817
    Seizure of cash in litigation                                                      9,345
    (INCREASE) DECREASE IN
      Accrued interest                                                                  (725)
    INCREASE (DECREASE) IN
      Accounts payable and accrued expenses                                          147,721
      Accrued interest                                                                77,619
------------------------------------------------------------------------------------------------

NET CASH USED BY OPERATING ACTIVITIES                                               (119,601)
------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of marketable securities                                                 (45,307)
  Proceeds from sale of marketable securities                                        137,347
  Loans made to affiliates, net                                                      (19,395)
------------------------------------------------------------------------------------------------

NET CASH USED BY INVESTING ACTIVITIES                                                 72,645
------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Debt proceeds                                                                       30,000
  Principal payments of debt                                                         (33,151)
  Loans from stockholder                                                              45,241
  Loans from affiliate                                                                   280
  Preferred dividends                                                                   (600)
------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             41,770
------------------------------------------------------------------------------------------------

NET DECREASE IN CASH                                                                  (5,186)
CASH - BEGINNING OF PERIOD                                                            26,383
------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                                            $     21,197
------------------------------------------------------------------------------------------------


 The accompanying Notes to Financial Statements are an integral part of these financial statements.


                                                              MEGA GROUP, INC. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)



Nine Months Ended September 30, 2001
------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
  Actual cash payments for:
    Income taxes                                                                $        200
------------------------------------------------------------------------------------------------

    Interest                                                                    $         --
------------------------------------------------------------------------------------------------










 The accompanying Notes to Financial Statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1.  INTERIM FINANCIAL         The financial statements have been prepared
    PRESENTATION              by the Company without audit and are subject
                              to year-end adjustment. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange
                              Commission. These interim statements should be read in conjunction with the most recent audited financial statements filed by the Company on Form 10-KSB with the Securities and Exchange Commission. The financial statements reflect all adjustments (which include only normal recurring adjustments) which, in the opinion of management are necessary to present fairly the Company's financial position, results of operations and cash flows.

                              Results of operations for the nine months ended September 30, 2001 and three months ended September 30, 2001 are not necessarily indicative of results to be achieved for the full fiscal year.

2.  RECENT                    In June 2001, the Financial Accounting
    ACCOUNTING                Standards Board issued Statements of
    PRONOUNCEMENTS            Financial Accounting Standards (SFAS) as
                              follows:

                                   No. 141, BUSINESS COMBINATIONS
                                   No. 142, GOODWILL AND OTHER INTANGIBLE
                                            ASSETS
                                   No. 143, ACCOUNTING FOR ASSET
                                            RETIREMENT OBLIGATIONS

                              SFAS No. 141 eliminates the use of the
                              pooling-of-interests method of accounting for business combinations and requires that all such transactions be accounted for by the purchase method. In addition, SFAS No. 141 requires that intangible assets be recognized as assets apart from goodwill and that they meet specific criteria described in the Standard. This Standard is applicable to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Management will follow the Standard in accounting for all future business combinations and does not believe that adoption will have any significant impact on the Company's financial statements.

                              SFAS No. 142 eliminates the requirement to amortize goodwill and requires that other intangible assets be separated into assets that have a finite useful life and those with an indefinite useful life. Intangible assets with a finite useful life are to be amortized over that useful life. Intangible assets with an indefinite life are to be measured for impairment annually, or more frequently if circumstances indicate impairment may have occurred. With respect to goodwill, the Standard requires that it be measured annually for impairment under a defined two-step process that begins with an estimation of the fair value of a "reporting unit," which is defined in the Standard. The first step in the process is a screening for impairment and the second step measures the amount of impairment, if any. Upon initial adoption of SFAS No. 142, the change is to be reported on the financial statements as a change in accounting principle with the cumulative effect reported in the statement of income in the period of adoption. The Standard is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt this new Standard with its fiscal year beginning January 1, 2002. The Company has no goodwill or other intangible assets and does not believe that adoption of the Standard will have any impact on its financial statements.

                              SFAS No. 143 requires that asset retirement obligations be recognized as a liability in the period in which it is incurred at its fair value if a reasonable estimate can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Standard requires that the liability be discounted and accretion expense be recognized. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2001, with earlier application permitted. The Company does not have any asset retirement obligations as of September 30, 2001, and does not believe that this new Standard will have any impact upon its financial statements when adopted.

                              In August 2001, the Financial Accounting
                              Standards Board issued SFAS No. 144,
                              ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF
                              LONG-LIVED ASSETS.  This Standard
                              establishes a single accounting model for long-lived assets to be disposed of by sale and resolves other implementation issues involving long-lived assets that are impaired or are to be disposed of. The Standard is effective for fiscal years beginning after December 15, 2001, with early application permitted. The Company is considering the effects of this new standard and does not believe that it will have any significant effect on its financial statements when adopted.

3.  CONSULTING                On February 7, 2001, the Company entered
    AGREEMENT                 into a consulting agreement with the
                              Emmanuel Temple Church and Emmanuel
                              Community Services Corporation (Emmanuel) whereby, among other things, the Company will assist Emmanuel in restructuring its debt. Compensation under the agreement is contingent on the completion of the debt restructuring. The total compensation under the agreement is $96,000, none of which has been recognized as of September 30, 2001.

4.  LONG-TERM DEBT            The Company is obligated to a bank under a
                              term note for $14,620 as of December 31, 2000 and September 30, 2001, which is included in the current portion of long-term debt on the accompanying balance sheets.
                              Due to the Company's failure to make all scheduled payments under the note and financial covenant violations, the obligation is callable by the bank on demand. On March 29, 2001, the bank demanded immediate and full payment of the indebtedness and notified the guarantors of its intent to enforce the guaranties. As of November 9, 2001, the bank has successfully enforced guaranties against certain of the guarantors.

                              The Company entered into promissory notes for $20,000 and $10,000 dated July 17, 2001 and August 6, 2001, respectively. The notes are unsecured, bear interest at 12.5%, and are due on September 15, 2001 and October 5, 2001, respectively. Principal on each of the notes was paid in full on October 16, 2001.

                              On October 6, 2001 the Company received the proceeds from a $60,000 promissory note. The note is unsecured, bears interest at 12.5%, and is due on October 6, 2002.


5.  STOCK PURCHASE            During the second quarter of 2001, the
    OPTIONS                   Company granted two of its directors
                              options, exercisable until June 30, 2006, to purchase a total of 200,000 shares of the Company's common stock for $.50 per share.
                              During the third quarter of 2001, the
                              Company granted a promissory note holder options to purchase 60,000 shares of the Company's common stock for $.50 per share, of which options to purchase 40,000 and 20,000 shares are exercisable until July 17, 2003 and August 6, 2003, respectively.
                              Subsequent to September 30, 2001, the
                              Company granted a promissory note holder options, exercisable until October 6, 2003, to purchase 120,000 shares of the Company's common stock for $.50 per share. Because the exercise price under these stock purchase options is higher than the grant date fair market value of a share of the Company's common stock, the options are non-compensatory.

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

     We believe that our financial condition and results of operations included in this report are not indicative of our future prospects. During the nine months ended September 30, 2001 and the year ended December 31, 2000, we have been in transition. During these periods, we discontinued our insurance agency business, acquired the Small Business Investment Company of America, Inc. and commenced the implementation of a new business plan and operation.

     During the nine months ended September 30, 2001, our cash position decreased from $26,383 at December 31, 2000 to $21,197 at September 30, 2001. During the same nine months, we realized a net loss of $408,201 after revenues of $2,858, ongoing expenses in the total amount of $325,492, and a realized loss from the sale of marketable securities in the amount of $85,567.

     During the three months ended September 30, 2001, we realized a net loss of $78,676 after generating no revenues, but incurring ongoing expenses in the total amount of $72,135 and the realized loss on the sale of marketable securities in the amount of $6,541.

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

                                        MEGA GROUP, INC.

     Date: November 14, 2001       /s/ John H. Brown
                                   ---------------------------------------
                                   John H. Brown, Chief Executive Officer

     Date: November 14, 2001       /s/ Nelson H. Beebe
                                   ---------------------------------------
                                   Nelson H. Beebe, Chief Financial
                                   Officer and Treasurer