Form 10KSB
period 2001-12-31
MEGA GROUP INC
filed 2002-11-04
CIK 828942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission File Number 000-17510

MEGA GROUP, INC.
(Name of Small Business Issuer in Its Charter)

New York	14-1653446
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1730 Rhode Island Ave., N.W., Suite 415 Washington, DC 20036	(202) 296-9594
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.016 Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $622,217 as of October 9, 2002, based on the last reported sale price on that date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,833,605 shares of common stock (including 777,193 shares held of record by our wholly-owned subsidiary), as of September 30, 2002.

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

Our insurance agency business was consistently unprofitable, the limited management provided by our executives proved to be ineffective, the economies of scale which we had anticipated never developed, and several of our acquisitions of agencies, and accompanying deferred payment arrangements and employment agreements with the agencies’ principals, eventually involved us in costly, time-consuming, and destructive litigation.

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

By action dated March 14, 2000, our shareholders ratified the sale of our remaining assets and the transfer of our control. Effective April 1, 2000, we sold substantially all of our remaining assets to Mega Personal Lines, Inc., New Hartford, New York, an affiliated insurance agency. These consisted primarily of furniture, fixtures, a computer and other equipment, records, property and casualty insurance customer lists, employment agreements, goodwill, a covenant not to compete, brokerage contracts, property and casualty insurance policies, and property and casualty insurance commission income accruing after that date. The contracted-for purchase price was $427,000, paid $208,000 in cash, $92,000 by the setoff of a related obligation, and $127,000 by the forgiveness of debt claimed owing to our president, director, and principal shareholder, Steven C. Gregory.

Effective April 1, 2000, we transferred our remaining assets, believed to be nominal, to Mr. Gregory, in return for his assumption of a real property lease in Clifton Park, New York and other related obligations. As a result, by April 1, 2000, we were effectively without assets.

Effective October 11, 2000, we acquired all of the issued and outstanding common stock of Small Business Investment Corporation of America, Inc., an Oregon corporation, in a stock-for-stock exchange. As a result of the transaction, SBICOA’s former shareholders acquired a total of 9,309,396 shares of our common stock, or 86.4% of the common shares then issued and outstanding.

On October 11, 2000, SBICOA was providing financial services under contract to the African Methodist Episcopal Zion Church Mid-Atlantic II Episcopal District and administrative services to an affiliated investment club. SBICOA also held 100,000 restricted shares of the common stock of CytRx Corporation, Norcross, Georgia, subject to a registration rights agreement, which it acquired as compensation for marketing services beginning September 22, 1999. At the time of the acquisition, SBICOA had assets of $246,374 and a deficiency in stockholders’ equity of $21,122.

Since the SBICOA acquisition, pending the obtaining of necessary financing, our business plan has been to provide diversified financial services to ethnic communities and faith-based entities in the United States. We have sought no government approvals for, and we believe that none are necessary to, our proposed business. Currently we have four officer-employees, and our wholly-owned subsidiary, SBICOA, has one additional officer-employee, all of them employed full-time.

Directly or through SBICOA, we propose to operate as a specialized financial institution, known as a Community and Individual Investment Corporation, under an initiative of the U.S. Department of Housing and Urban Development. CIICs are for-profit, resident-owned, non-bank “banks” that, in the words of HUD, serve an important function by making business and housing loans for projects in low- and moderate-income communities. HUD’s CIIC initiative has been designed to provide start-up money and other capital to CIICs. The initiative is intended to capitalize CIICs so they may provide forgivable loans for workforce development, job creation, and business growth. HUD’s funding requires CIICs to form partnerships to attract additional private funds and credit.

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

CIICs are for-profit corporations that invest in economic development activities where at least 51% of the residents are of low and moderate income. CIICs must offer those residents an opportunity to purchase shares in the corporation. HUD provides CIICs with community development block grant funds, Section 108 loan guarantees, and economic development initiative loans. Community development block grants fund the creation of a CIIC and some of its subsequent activities. Section 108 allows a CIIC, through HUD, to guarantee repayment of bonds issued by local governments to raise money for approved projects in the CIIC’s community. The guarantee permits the participating local governments to borrow funds at below-market interest rates.

Under the CIIC initiative, codified at 42 U.S.C. §§ 5301-20 and 24 C.F.R. Part 570, CIICs may use HUD funds to provide community development and business loans, business start-up or expansion loans, and rental housing rehabilitation loans. CIICs can also use HUD funds to:

•	Provide a secondary market for loans from mainstream banks;

•	Offer management technical assistance to business borrowers;

•	Give home ownership counseling to new borrowers;

•	Develop programs to get residents to patronize locally-owned businesses;

•	Help residents to enter the banking and investment field;

•	Involve mainstream banks in training and hiring local residents; and

•	Help local businesses train and hire local residents.

In addition, directly or through SBICOA, and subject to approval by the SBA, we propose to acquire, or become licensed to operate as, a Small Business Investment Company and a New Markets Venture Capital Company, under the Small Business Investment Act of 1958, as recently amended, and accordingly to provide:

•	SBA-guaranteed debt financing or equity capital, or both, to small-business concerns; and

•	Developmental venture capital financing to concerns in identified low-income geographic areas.

We also propose to support community-based financing, through other financial institutions, by making direct investments, providing loan guarantees and other credit enhancements, and purchasing loans. We intend to provide technical assistance to lenders and borrowers and to assist banks in complying with the requirements of the Community Reinvestment Act. The CRA, codified at 12 U.S.C. 2901 and 12 C.F.R. Parts 25, 228, 345, and 563e, encourages depository institutions to help meet the credit needs of the communities in which they operate by, among other things, helping to fund Community Development Entities and Specialized Small Business Investment Companies. CDEs and SSBICs target loans for small- and medium-sized business entities. If properly funded and operated, CDEs and SSBICs can leverage investments from financial institutions and other funding sources to expand the availability of credit, investment capital, and financial services in urban and rural communities. We expect to facilitate that process by investing in CDEs and SSBICs, and by acting as a liquid intermediary between the capital markets, depository institutions, and CDEs and SSBICs.

We also expect to package, service, and advise closed-end investment companies and other savings and investment programs that will permit community-based equity participation in these efforts. We propose to partner with a major financial services provider, not yet identified, to offer fee-based memberships in an investment club and other investment and community reinvestment products through faith-based organizations nationwide.

Finally, we propose to provide fee-based financial consulting services to local governments throughout the United States.

According to a report made available by the U.S. Department of Commerce, minorities—currently accounting for approximately 26% of the U.S. population—will grow to comprise nearly 50% of the population over the next 50 years. Meanwhile, minority-owned businesses have shown impressive growth since 1990. According to U.S. Bureau of the Census estimates, there are now nearly two million minority-owned firms in the United States, heavily concentrated in wholesale and retail trade, having total annual sales of $205 billion. Of these, nearly 25,000 firms have annual sales in excess of $1,000,000 each. On average, the owners of minority enterprises today possess higher levels of education and managerial skills, and cater to a much more diverse clientele, than their counterparts of only a generation or two ago.

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

Since October 11, 2000, through SBICOA, we have sustained our operations substantially through private borrowings.

On May 2, 2002, we entered into a non-binding letter of intent with an underwriter to engage in a firm-commitment registered public offering of 1,500,000 units, each unit consisting of one share of our common stock and a warrant to purchase one additional share of our common stock, representing in the aggregate approximately 35% of our equity fully diluted, at an offering price currently estimated at $6.00 per unit. The letter of intent is subject to various conditions and to the execution of formal written underwriting documents.

On July 15, 2002, together with SBICOA, we entered into a loan and security agreement with Matah Holdings, L.L.C., a nonaffiliated lender. The agreement provided us with a working capital facility under which we had the right to borrow up to $500,000, of which $300,000 is currently in use. The borrowings are evidenced by promissory notes due, together with interest at 12% per annum, on January 14, 2003 and are personally guaranteed by our chairman of the board of directors, chief executive officer, and principal shareholder, John H. Brown, and by our secretary-treasurer, director, and principal shareholder, Joyce L. Brown.

Item 2.    Description of Property.

We occupy approximately 1,000 square feet of office space, as a month-to-month subtenant of a nonaffiliate, at 1730 Rhode Island Ave., N.W., Suite 415, Washington, D.C. 20036. We do not own, or invest in, any real property.

Item 3.    Legal Proceedings.

We were one of several defendants in a civil action, for the payment of a promissory note, captioned David G. Becking, et al. v. Mega Group, Inc., et al., commenced April 29, 1997 in the Supreme Court for the County of Albany, New York. The plaintiffs were the former owners of an insurance agency which we purchased on December 30, 1988. The other defendants were guarantors of the promissory note. Several of the defendants asserted claims against third-party defendants who included our president, director, and principal shareholder, Steven C. Gregory. As of March 15, 2000, the plaintiffs’ claim against the defendants, including principal and interest, totaled $754,758. On that date, we settled with the plaintiffs for a payment to them of $92,000 in cash and by delivering to them our two promissory notes, each in the amount of $75,000 due and payable in 48 consecutive monthly installments, with interest at the rate of 9% per annum, of $1,852.48 commencing April 1, 2000, with a final payment due March 1, 2004. By order dated November 16, 2000, the court obligated us to pay defendant Martin J. Keary any portion of a judgment for $146,397 which he must pay to the plaintiffs and to reimburse him for his attorney’s fees in defending the action in an amount which the court will approve. The court dismissed all remaining claims against Mr. Gregory and us.

We are the plaintiff, counterclaim-defendant, and judgment debtor in a civil action, for money damages and injunctive relief, captioned Mega Group, Inc. v. Robert L. Halton, commenced in February 2000 and pending in the Supreme Court for the County of Saratoga, New York. The defendant is one of our former officers and directors, and a former officer and 49% shareholder of Anthony-Halton Associates, Inc., an insurance agency which we purchased beginning in 1985. In connection with the acquisition, we entered into an employment agreement with the defendant. That employment terminated in January 2000. By order dated September 29, 2000, the court held that the defendant was entitled to partial summary judgment against us for $398,842 in deferred compensation and $42,500 in profit sharing under the employment agreement, and the judgment creditor restrained us from making any sale, assignment, transfer, or interference with any property in which we have an interest until the judgment is satisfied or vacated. The court dismissed the defendant’s counterclaim to the extent that it sought a continuation or reinstatement of his life and medical insurance benefits as an employee. The judgment has been partially satisfied, and the action is continuing as to the remaining claims and counterclaims, which relate to the defendant’s pre-termination compensation and the parties’ respective rights to own, purchase, and sell defendant’s “book of business” upon his termination.

We were a respondent in a civil action, for confirmation of an arbitration award, captioned Herman Adler v. Mega Group, Inc., et al., commenced November 15, 2000 in the Supreme Court for the County of Albany, New York. The petitioner, now deceased, was the former owner of an insurance agency which we purchased in 1985. He claimed that we failed to honor the payment terms of the agency purchase agreement. On December 15, 1999, an arbitrator rendered, and on March 7, 2000 the arbitrator modified, an award in favor of the petitioner and against us in the amount of $157,381. On January 8, 2001, the Supreme Court confirmed the arbitration award and entered judgment against us for $168,808 including costs and interest. The judgment creditor restrained us from making any sale, assignment, transfer, or interference with any property in which we have an interest until the judgment is satisfied or vacated.

We were the defendant in a civil action for money damages, for breach of a computer financing agreement, captioned First State Bank v. Mega Group, Inc., in the Supreme Court for the County of Saratoga, New York. On December 14, 2000, the Supreme Court entered judgment against us in the amount of $48,000. The judgment creditor restrained us from making any sale, assignment, transfer, or interference with any property in which we have an interest until the judgment is satisfied or vacated.

We are the intervenor-petitioner in a civil action for damages and injunctive relief captioned Mega Personal Lines, Inc. v. Robert L. Halton, et al., commenced June 12, 2001 and pending in the Supreme Court for the County of Saratoga, New York. The petitioner is the purchaser, effective April 1, 2000, of substantially all of our remaining assets, and the respondents include our judgment creditor, Robert L. Halton, and various third-party garnishees. Mega Personal Lines, Inc. seeks the return and release to it of insurance commissions which, it alleges, were improperly garnished by Mr. Halton in Mega Group, Inc. v. Robert L. Halton. Mr. Halton seeks to invalidate and set aside the transfer of our assets to Mega Personal Lines, Inc., so that the assets, including the insurance commissions, might be used to satisfy his September 29, 2000 partial summary judgment against us. He alleges generally that the transfer of the assets was not supported by fair consideration and was made with actual intent to hinder, delay, or defraud our creditors. We are defending Mr. Halton’s claims.

We are one of several defendants in a civil action for equitable relief captioned Halton v. Gregory, et al., commenced July 22, 2002 and pending in the Supreme Court for the County of Saratoga, New York. The plaintiff is our judgment creditor, Robert L. Halton, and the defendants also include our president, director, and principal shareholder, Steven C. Gregory. In the action, Mr. Halton seeks to invalidate and set aside the transfer, effective April 1, 2000, of our remaining assets to Mr. Gregory, so that the assets might be used to satisfy Mr. Halton’s September 29, 2000 partial summary judgment against us. Mr. Halton also seeks an accounting of the asset transfer. He alleges generally that the transfer of the assets was not for a fair equivalent value and was made with actual intent to hinder, delay, or defraud our creditors. We are defending the action.

We are a defendant in other pending lawsuits which, in the view of our management, are not material to our assets or the results of our operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

According to our transfer agent, there were 84 record holders of our common stock on September 30, 2002. It was listed on the OTC Bulletin Board until January 10, 2000. Since then it has traded in the over-the-counter market and been quoted in the “pink sheets,” and accordingly the public trading market for our common stock is limited. The range of the high and low bid prices for each quarter within the last two fiscal years, according to information provided by the electronic quotations service of Pink Sheets LLC, follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2000	$.25	$.125
June 30, 2000	$.75	$.25
September 30, 2000	$.50	$.35
December 31, 2000	$.375	$.05
March 31, 2001	$.11	$.08
June 30, 2001	$.11	$.06
September 30, 2001	$.10	$.06
December 31, 2001	$.06	$.06

We have declared no dividends on our common equity since December 31, 1999 and, to preserve liquidity, are unlikely to pay any dividends on our common equity in the foreseeable future.

Effective October 11, 2000, we issued 9,969,396 shares of our common stock to six persons for securities, debt settlements, and services, as follows:

•
9,309,396 shares to the three directors, officers, and shareholders of SBICOA, John H. Brown, Joyce L. Brown, and Vern S. Morris, in exchange for all of the 6,000 issued and outstanding shares of SBICOA common stock;

•	500,000 shares to our president, director, and principal shareholder, Steven C. Gregory, for services worth $20,000 ($.04 per share);

•	60,000 shares to our former chief financial officer, Nelson Beebe, for services worth $2,400 ($.04 per share); and

•	100,000 shares to a nonaffiliate in settlement of a $50,000 debt and $4,542 of accrued interest then owing to him by SBICOA ($.55 per share).

On June 8, 2001, we granted an option, to our former director, Anthony W. Robinson, for the purchase of 100,000 shares of our common stock. The option is exercisable, at $.50 per share, until June 30, 2006 or until 30 days prior to the commencement of any registered public offering of our equity securities, whichever comes first. On July 17, 2001 and August 6, 2001, we granted options, to a nonaffiliated service provider, for the purchase of a total of 60,000 shares of our common stock. The options are exercisable, at $.50 per share, until July 17, 2003 (as to 40,000 shares) and August 6, 2003 (as to 20,000 shares) or until 15 days prior to the effective date of any registration statement covering our equity securities to be publicly offered and sold, whichever comes first. On September 24, 2001, we granted an option, to a nonaffiliated lender, for the purchase of 120,000 shares of our common stock. The option is exercisable, at $.50 per share, until September 24, 2003 or until 90 days after the closing of any registered public offering of our equity securities, whichever comes first.

Effective May 2, 2002, we authorized the issuance of 400,000 shares of our common stock to Pryor, Counts & Company, Inc., a nonaffiliated investment bank, for financial consulting services valued at $40,000 ($.10 per share).

Effective July 18, 2002, we authorized the issuance of 100,000 shares of our common stock to Matah Holdings, L.L.C., a nonaffiliated lender, as partial consideration (not separately valued) for entering into a loan and security agreement with us and SBICOA and for advancing loans to us and SBICOA totaling $300,000.

Effective September 15, 2002, we authorized the issuance of 100,000 shares of our common stock to SBICOA’s vice president, Gordon T. Gant, for services valued at $10,000 ($.10 per share).

We issued or granted all of these securities, without registration under the Securities Act of 1933, in non-underwritten, non-public transactions. In each case, we relied on the exemptions from registration in Section 4(2) or 4(6) of the Securities Act, and Rule 506 thereunder, for offers and sales to accredited and other sophisticated investors. On October 11, 2000, SBICOA was our principal shareholder. Three of the purchasers on that date were officers and directors of SBICOA, and two others were our executive officers. The optionees, who consisted of our director, a service provider, and a lender, paid no separate consideration for their options. Mr. Gant was an officer of SBICOA. Matah Holdings, L.L.C. is engaged in business as a lender, and Pryor, Counts & Company, Inc. is an investment bank and registered broker-dealer. The persons acquiring our securities executed written representations consistent with status as an accredited or other sophisticated investor.

The following table provides information, as of December 31, 2001, concerning the number of shares of our common stock issuable under options then outstanding:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Securities Holders	—	—	—
Equity Compensation Plans Not Approved by Securities Holders	280,000 shares	$0.50	—
Total	280,000 shares	$0.50	—

Item 6.    Management’s Discussion and Analysis or Plan of Operation.

Some of the statements contained or incorporated by reference in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements about our expectations, beliefs, plans, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. Forward-looking statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar words or phrases. Accordingly, these statements involve estimates, assumptions, and uncertainties. Any forward-looking statements are qualified in their entirety by reference to the factors, including risk factors, discussed in this report or incorporated by reference. Because the factors discussed in this report or incorporated by reference could cause actual results or outcomes to differ materially from those expressed in forward-looking statements, you should not over-rely on forward-looking statements. Further, each forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect later events or circumstances as they occur.

We believe that our financial condition and results of operations since December 31, 2000 are not indicative of our future prospects. During the fiscal year ended December 31, 2000, we discontinued our insurance agency business, resolved some of our contingent liabilities, sold substantially all of our remaining insurance agency assets to an affiliate for the contracted-for purchase price of $427,000, paid $208,000 in cash, $92,000 by the setoff of a related obligation, and $127,000 by the forgiveness of debt claimed owing to our president, director, and principal shareholder, Steven C. Gregory; transferred our remaining assets, believed to be nominal, to Mr. Gregory, in return for his assumption of a real property lease in Clifton Park, New York and other related obligations; acquired SBICOA, and commenced a new business plan and operation. Accordingly, our past two fiscal years may best be viewed as a period in which we restructured our operations.

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

On May 2, 2002, we entered into a non-binding letter of intent with an underwriter to engage in a firm-commitment registered public offering of 1,500,000 units, each unit consisting of one share of our common stock and a warrant to purchase one additional share of our common stock, representing in the aggregate approximately 35% of our equity fully diluted, at an offering price currently estimated at $6.00 per unit. The letter of intent is subject to various conditions and to the execution of formal written underwriting documents.

On July 15, 2002, we entered into a loan and security agreement with Matah Holdings, L.L.C., a nonaffiliated lender. The agreement provided us with a working capital facility under which we had the right to borrow up to $500,000, of which $300,000 is currently in use. The borrowings are evidenced by promissory notes due, together with interest at 12% per annum, on January 14, 2003 and are personally guaranteed by our chairman of the board of directors, chief executive officer, and principal shareholder, John H. Brown, and by our secretary-treasurer, director, and principal shareholder, Joyce L. Brown.

Our business plan, as described above, calls for a capitalization of at least $30,000,000. Accordingly, we are now substantially undercapitalized. We estimate that we have sufficient liquidity to satisfy our cash requirements until at least March 2003. We expect to satisfy any liquidity needs during the foreseeable future by engaging in one or more public or non-public equity financings. The nature of our business and proposed business does not require any significant product research and development, purchase or sale of plant and equipment, or changes in the number of employees.

Item 7.    Financial Statements.

See pages F-1 through F-26 attached hereto.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Positions and Offices
John H. Brown	Chairman of the Board of Directors and Chief Executive Officer

Steven C. Gregory	President and Director

Merritt C. Brown	Vice President, Chief Financial Officer, and Director

Joyce L. Brown	Secretary, Treasurer, and Director

Vern S. Morris	Director

John H. Brown, 55, has been our chairman of the board of directors and chief executive officer since October 2000 and chairman of the board of directors and chief executive officer of SBICOA since March 2000. From August 1999 to October 2001, he was vice president and branch manager of Paulson Investment Co., Inc., an investment banking firm and member of the National Association of Securities Dealers, Inc. From April 1998 to July 1999, he was director of syndicate operations for The Chapman Company, another investment banking firm. Mr. Brown managed Global Venture Group, a venture capital company financing minority-owned enterprises, from June 1995 to April 1998. He is past president of the Oregon chapter of the National Association of Minority Contractors. He is the husband of Joyce L. Brown.

Steven C. Gregory, 51, has been our president and director since October 1997. Since 1981, he has been president of Associates of Clifton Park, Inc., an insurance agency.

Merritt C. Brown, 55, has been our vice president, chief financial officer, and director since September 2002. From October 2000 to August 2002, he was senior vice president and chief administrative officer of J.P. Morgan Chase, an international investment bank, where his responsibilities included managing an investment portfolio, infrastructure review and evaluation, and managing a 2,500-person division worldwide. From September 1986 to August 2000, he was employed as a foreign service officer by the U.S. Department of State, where he served as deputy chief of mission (deputy ambassador) in two tours of duty. Merritt C. Brown is unrelated to John H. or Joyce L. Brown.

Joyce L. Brown, 54, has been our vice president, secretary, and director since October 2000 and an officer and director of SBICOA since March 2000. Since 1990, she has been a management information systems consultant and staff coordinator.

Vern S. Morris, 46, has been our director since October 2000 and a director of SBICOA since March 2000. Since February 1998, he has been market manager of Brinker International, Inc., a retailer, with responsibility for multi-unit store operations having sales of approximately $5 million per year. From January 1996 to February 1998, he was area director for Boston Market, a restaurant operator and franchiser, with responsibility for multi-unit store operations having sales of approximately $8 million per year.

Each director serves until the next annual meeting of shareholders and until his or her successor shall have been elected and qualified. Each executive officer serves until the first meeting of directors following the next annual meeting of shareholders and until his or her successor shall have been elected and qualified.

Significant Employees

Gordon T. Gant, 58, has been SBICOA’s vice president of government and community affairs since November 2001. Since January 2001, he has been a government relations consultant based in Washington, D.C. Mr. Gant was a senior advisor and analyst with the U.S. Department of Commerce, from August 1998 to January 2001, and the U.S. Department of Defense, from August 1997 to August 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

Several of our directors, officers, and more than 10% beneficial owners of our common stock furnished us copies of Forms 3, 4, and 5 which they filed, during our last fiscal year, with the Securities and Exchange Commission, under Section 16(a) of the Securities Exchange Act of 1934. Based solely on a review of those filings, it appears that some were not filed on a timely basis. Information concerning the late filings has previously been reported.

Item 10.    Executive Compensation.

The table below sets forth certain information concerning all plan and non-plan compensation which was earned by, or which we awarded or paid to, the individuals serving as our chief executive officer in 2001 and, if compensated and serving at year-end, as any of our other executive officers during our fiscal year ended December 31, 2001 (collectively, the “named executive officers”).

SUMMARY COMPENSATION TABLE

	Fiscal Year	Annual Compensation				Long-Term Compensation			All Other Comp.
Name and Principal Position		Salary		Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options/SARs	LTIP Payouts
John H. Brown, Chairman and Chief Executive Officer	2001 2000 1999		$75,000 — —	— — —	— — —	— — —	— — —	— — —	— — —

Joyce L. Brown, Secretary and Treasurer	2001 2000 1999	$ $	75,000 75,000 —	— — —	— — —	— — —	— — —	— — —	— — —

During our fiscal year ended December 31, 2001, we granted no stock options or stock appreciation rights to either of the named executive officers, and neither of them exercised any stock options or stock appreciation rights. At fiscal year end, neither of the named executive officers held any unexercised options or stock appreciation rights, or any restricted stock subject to performance-based conditions to vesting. During our fiscal year ended December 31, 2001, we granted no awards to either of the named executive officers under any long-term incentive plan.

We have no standard arrangement under which we compensate our directors and, except as noted below, none of our directors received any compensation for any service as a director during our fiscal year ended December 31, 2001. On June 8, 2001, we granted an option, to our former director, Anthony W. Robinson, for the purchase of 100,000 shares of our common stock. The option is exercisable, at $.50 per share, until June 30, 2006 or until 30 days prior to the commencement of any public offering of our equity securities, whichever comes first.

Neither named executive officer has entered into any currently effective employment agreement with us, and there is no compensatory plan or arrangement under which either named executive officer may receive any remuneration upon his resignation, retirement, or any other termination of his employment with us or from a change in control or a change in the named executive officer’s responsibilities following a change in control.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information, as of September 30, 2002, concerning the shares of our common stock owned by each more-than-five-percent beneficial owner of our common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group:

SECURITY OWNERSHIP TABLE

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class
John H. Brown 1730 Rhode Island Ave., N.W., #415 Washington, D.C. 20036	2,603,132		32.3	%(1)

Joyce L. Brown 1730 Rhode Island Ave., N.W., #415 Washington, D.C. 20036	3,112,532	(2)	38.6	%(1)

Steven C. Gregory 313 Ushers Road Ballston Lake, NY 12019	501,125	(3)	6.2	%(1)

Vern S. Morris 46619 Carriage Court Sterling, VA 20164	505,498		6.3	%(1)

Merritt C. Brown 51 Howell Drive West Orange, NJ 07052	500,000		6.2%

Directors and Executive Officers as a Group (5 Persons)	7,216,789	(2,3)	89.5	%(1)

On December 31, 2000, Robert L. Halton, our former officer and director, owned 10,000 shares of our 8% cumulative nonconvertible preferred stock, representing all of the issued and outstanding shares of our preferred stock, our only other outstanding class of equity securities.

Except as otherwise indicated, all of the persons named above hold their shares directly and of record. None of them holds any shares under a trust or other comparable agreement. We know of no arrangements which may result in a change in our control.

(1)
Based on 8,833,605 shares of common stock issued and outstanding, less 777,193 shares held of record or beneficially by SBICOA, our wholly-owned subsidiary, plus any additional shares deemed “beneficially owned” by the respective beneficial owners, computed as provided in Section 13(d)(4) of the Securities Exchange Act of 1934 and SEC Rule 13d-3. John H. and Joyce L. Brown exercise shared voting and investment power with respect to the shares held by SBICOA.

(2)	Includes 9,400 shares of common stock held of record by Small Business Investment Club of America, an affiliated general partnership, as to which Joyce L. Brown exercises voting and investment power.
(3)	Includes 1,125 shares held of record by Margaret Laguardia Gregory, Mr. Gregory’s wife. Mr. Gregory disclaims beneficial ownership of the shares held by his wife.

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

The contracted-for purchase price for the sale of substantially all of our remaining assets to Mega Personal Lines, Inc., on April 1, 2000, was $427,000, paid $208,000 in cash, $92,000 by the setoff of a related obligation, and $127,000 by the forgiveness of debt claimed owing to Mr. Gregory. Mr. Gregory has advised us that we incurred the $127,000 debt to him for attorney’s fees, rent, automobile expenses, working capital advances, and other expenses in the ordinary course of business, and that he paid them on our behalf, from 1996 to 2000. He separately waived any claim against us for payment of such expenses. Mr. Gregory has further advised us that, in connection with that transaction, he personally loaned $100,000 to the purchaser, that the purchaser, on March 15, 2000, used $92,000 of the loan to settle David G. Becking, et al. v. Mega Group, Inc., et al. on our behalf, as described above, that the loan was subsequently converted into a 40% equity interest in Mega Personal Lines, Inc., which Mr. Gregory continues to own, and that Mega Personal Lines, Inc. set off our $92,000 obligation to it against the purchase price. Mr. Gregory has further advised us that, under an arrangement which he has with Mega Personal Lines, Inc., he is entitled to compensation of $2,000 per month for managing its office in Ballston Lake, New York. We were not a party to any agreement or arrangement under which Mr. Gregory made or received, or is to receive, these payments or an equity interest in Mega Personal Lines, Inc.

Effective April 1, 2000, we transferred our remaining assets, believed to be nominal, to Mr. Gregory, in return for his assumption of a real property lease in Clifton Park, New York and other related obligations.

We acquired no material portion of the assets sold during the two years prior to each of the three sales.

On August 27, 1999, SBICOA borrowed from Joyce L. Brown, then a founder of SBICOA, $100,000 evidenced by a promissory note payable, with interest at the rate of 10% per annum, on December 31, 2002, as extended. On February 26, 2000, SBICOA borrowed from Mrs. Brown an additional $15,000, evidenced by a promissory note payable, with interest at the rate of 15% per annum and 5,000 shares of our common stock, on December 31, 2002, as extended. We have also advanced a net of $7,500 to Mrs. Brown, who has been our officer, director, and principal shareholder since October 11, 2000, and $5,500 to Nelson H. Beebe, our former officer.

On November 1, 1999, SBICOA purchased from Mr. Gregory 776,693 shares of our common stock, for cash of $40,000 and a promissory note for $40,000 payable, together with interest at 6% per annum, in a single installment on June 13, 2000. Payment of the note is currently past due.

On March 1, 2000, SBICOA issued 2,000 cancelable shares of its common stock to Vern S. Morris, then a director and principal shareholder of SBICOA, for a contract for services to be performed having a value of $83,887.25 and a promissory note for $16,112.75 payable, with interest at the rate of 6% per annum, in a single installment on December 31, 2001. Under the contract, entered into as of March 1, 2000, Mr. Morris was to plan, coordinate, establish, and manage an investment education program, for the benefit of SBICOA, in conjunction with one or more recognized churches and meeting certain benchmarks. On October 11, 2000, Mr. Morris exchanged his 2,000 cancelable shares of SBICOA common stock for 3,103,132 cancelable shares of our common stock. Since then he has been our director and principal shareholder. Because the establishment of the investment education program was delayed and the program benchmarks therefore not met, effective December 31, 2000 we canceled 2,603,132 shares of our common stock issued to him in the exchange. Mr. Morris paid the promissory note when due and therefore retains 500,000 shares of our common stock.

Effective October 11, 2000, we acquired all of the issued and outstanding capital stock of SBICOA, in exchange for 9,309,396 authorized and unissued shares of our common stock, in a transaction intended to qualify as a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code. At the time of the acquisition, SBICOA was the record holder of 776,693 of our shares of common stock and accordingly had a material interest in the transaction as both buyer and seller. John H. Brown, Joyce L. Brown, and Vern S. Morris, currently our officers, directors, and/or principal shareholders, were then officers, directors, and/or principal shareholders of SBICOA. Our shares were valued by our Board of Directors at $.04 per share, based on the Board’s judgment of the value of SBICOA at the time of the exchange.

In connection with the acquisition, we issued 500,000 and 60,000 shares of our authorized and unissued common stock, for services valued at $.04 per share, to our officer, director, and principal shareholder, Steven C. Gregory, and to our former officer, Nelson H. Beebe, respectively. We also entered into stock purchase and repurchase agreements with them, under which we gave them the right, exercisable until March 30, 2001, to purchase up to 500,000 and 60,000 additional shares of our common stock, respectively, for cash of $3.00 per share. We also gave them the right, exercisable until June 28, 2001, to require us to repurchase all or part of the shares which they acquired on October 11, 2000, for cash of $.50 per share. The purchase and repurchase prices were arbitrarily determined by negotiation between SBICOA and Messrs. Gregory and Beebe and bore no relationship to any recognized standard of value. The purchase and repurchase rights expired unexercised.

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

John H. Brown, the beneficial owner of 2,603,132 shares of our common stock, or 32.3% of our issued and outstanding common stock as computed in Item 11, and Joyce L. Brown, the beneficial owner of 3,109,732 shares of our common stock, or 38.6% of our issued and outstanding common stock as computed in Item 11, may be deemed to be our “parents” within the meaning of Rule 405 under the Securities Act of 1933.

Item 13.    Exhibits and Reports on Form 8-K.

(a)  Exhibits.

The following exhibits are filed as part of this report or incorporated by reference:

EXHIBITS AND INDEX OF EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Exchange between Mega Group, Inc. and Small Business Investment Corporation of America, Inc., dated July 13, 2000*

3.1	Certificate of Incorporation of Mega Group, Inc., as amended*

3.2	Bylaws of Mega Group, Inc., as amended*

4.1	Promissory Note, in the Original Unpaid Principal Amount of $100,000, of Small Business Investment Corporation of America, Inc., Maker, to Joyce L. Brown, Payee, dated August 27, 1999

4.2	Promissory Note, in the Original Unpaid Principal Amount of $15,000, of Small Business Investment Corporation of America, Inc., Maker, to Joyce L. Brown, Payee, dated February 26, 2000

4.3	Promissory Note, in the Original Unpaid Principal Amount of $40,000, of Small Business Investment Corporation of America, Inc., Maker, to Steven C. Gregory, Payee, dated March 15, 2000

4.4	Promissory Note, in the Original Unpaid Principal Amount of $100,000, of Small Business Investment Corporation of America, Inc., Maker, to Kathleen Roberts, Payee, dated October 17, 2000

*	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2000.

Exhibit Number	Description

4.5
Promissory Note and Option Contract, in the Original Unpaid Principal Amount of $60,000, of Small Business Investment Corporation of America, Inc., Maker, to Sandra Holly, Payee, dated September 24, 2001

4.6
Promissory Note, in the Original Unpaid Principal Amount of $150,000, of Mega Group, Inc. and Small Business Investment Corporation of America, Inc., Makers, to Matah Holdings, L.L.C., Payee, dated July 15, 2002

4.7
Promissory Note, in the Original Unpaid Principal Amount of $150,000, of Mega Group, Inc. and Small Business Investment Corporation of America, Inc., Makers, to Matah Holdings, L.L.C., Payee, dated July 29, 2002

4.8	Promissory Note, in the Original Unpaid Principal Amount of $75,000, of Mega Group, Inc., Maker, to David G. Becking, Payee, dated February 14, 2000

4.9	Promissory Note, in the Original Unpaid Principal Amount of $75,000, of Mega Group, Inc., Maker, to Barton G. Smith, Payee, dated February 14, 2000

10.1	Asset Purchase Agreement between Mega Group, Inc. and Global Underwriters Agency, Inc., dated April 27, 1999*

10.2	Asset Purchase Agreement between Mega Group, Inc. and Mega Personal Lines, Inc., dated April 1, 2000*

10.3	Stock Purchase and Repurchase Agreement between Mega Group, Inc. and Steven C. Gregory, dated October 11, 2000*

10.4	Stock Purchase and Repurchase Agreement between Mega Group, Inc. and Nelson H. Beebe, dated October 11, 2000*

10.5	Stock Purchase and Repurchase Agreement between Mega Group, Inc. and Don Exum, dated October 11, 2000*

10.6	Agreement of Indemnity between Steven C. Gregory and Mega Group, Inc., dated October 11, 2000*

Exhibit Number	Description

10.7	Termination of Employment Agreement between Mega Group, Inc. and Steven C. Gregory, dated October 11, 2000*

10.8	Memorandum of Understanding Between Mega Group, Inc. and Robert L. Halton, dated as of January 1, 1987*

10.9	Restricted Stock Purchase Agreement between Small Business Investment Corporation of America, Inc. and Vern S. Morris, dated as of March 1, 2000*

10.10	Stock Option Agreement between Mega Group, Inc. and Anthony W. Robinson, dated as of June 8, 2001

10.11	Loan and Security Agreement between Mega Group, Inc. and Small Business Investment Corporation of America, Inc., Borrower, and Matah Holdings, L.L.C., Lender, dated July 15, 2002

21.1	Identification of Subsidiary of Mega Group, Inc.*

99.1	Certifications under Section 906 of the Sarbanes-Oxley Act

(b)  Reports on Form 8-K.

We filed no reports on Form 8-K during the last quarter of the period covered by this report.

Item 14.    Controls and Procedures.

Within the 90 days prior to the filing date of this annual report, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. They have advised us that, based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that material information relating to us, and our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls since the date of their evaluation. Our principal executive officer and principal financial officer identified no significant deficiencies and material weaknesses requiring corrective action.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGA GROUP, INC.

By:	/s/ JOHN H. BROWN
John H. Brown Chairman of the Board of Directors and Chief Executive Officer

Date: October 31, 2002

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JOHN H. BROWN
John H. Brown, Principal Executive Officer and Chairman of the Board of Directors

Date: October 31, 2002

By:	/s/ MERRITT C. BROWN
Merritt C. Brown, Principal Financial and Accounting Officer and Director

Date: October 31, 2002

By:	/s/ STEVEN C. GREGORY
Steven C. Gregory, Director

Date: October 31, 2002

By:	/s/ JOYCE L. BROWN
Joyce L. Brown, Director

Date: October 31, 2002

By:	/s/ VERN S. MORRIS
Vern S. Morris, Director

Date: October 31, 2002

CERTIFICATIONS

I, John H. Brown, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Mega Group, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JOHN H. BROWN
John H. Brown Chairman of the Board of Directors and Chief Executive Officer Principal Executive Officer

Date: October 31, 2002

I, Merritt C. Brown, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Mega Group, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ MERRITT C. BROWN
Merritt C. Brown Vice President and Chief Financial Officer Principal Financial Officer

Date: October 31, 2002

MEGA GROUP, INC. AND SUBSIDIARY

INDEPENDENT AUDITOR’S REPORT

Board of Directors
Mega Group, Inc.
Washington, DC

We have audited the accompanying Consolidated Balance Sheets of Mega Group, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Deficiency in Stockholders’ Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mega Group, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has deficiencies in its stockholders’ equity and working capital and is in default on certain of its obligations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARONSON & COMPANY

Rockville, Maryland
August 2, 2002

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
ASSETS
Current assets
Cash	$17,100	$26,383
Restricted cash	—	9,345
Marketable securities	1,544	80,000
Loans receivable—affiliates	45,134	44,668
Accrued interest	—	819
Note receivable	—	16,113

Total current assets	63,778	177,328

Property and equipment
Computer equipment	10,683	10,683
Office furniture and equipment	13,695	13,695

Total	24,378	24,378
Less: Accumulated depreciation and amortization	(13,802)	(10,372)

Net property and equipment	10,576	14,006

Total assets	$74,354	$191,334

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$661,429	$560,049
Accrued wages	291,174	151,174
Accrued interest	114,330	48,013
Due to stockholders	70,976	—
Due to affiliate	2,939	3,403
Current portion of long-term debt	716,582	677,371

Total current liabilities	1,857,430	1,440,010
Long-term debt, net of current portion	49,183	87,594

Total liabilities	1,906,613	1,527,604

Commitments and contingencies
Deficiency in stockholders’ equity
Preferred stock, cumulative 8%, $1 par value per share, 400,000 shares authorized, 10,000 shares issued and outstanding	10,000	10,000
Common stock, $0.016 par value per share, 25,000,000 shares authorized, 8,056,912 shares issued and outstanding	128,911	128,911
Additional paid-in capital	3,463,013	3,463,013
Accumulated deficit	(5,432,881)	(4,877,444)
Accumulated other comprehensive income (loss)	(1,302)	(60,750)

Total deficiency in stockholders’ equity	(1,832,259)	(1,336,270)

Total liabilities and deficiency in stockholders’ equity	$74,354	$191,334

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000
Revenue	$—	$80,487
Operating expenses
Compensation and benefits	156,024	137,145
Other selling, general and administrative expenses	243,445	644,216
Depreciation and amortization	3,430	3,982

Total operating expenses	402,899	785,343

Loss from operations	(402,899)	(704,856)
Other income (expense)
Realized loss on marketable securities	(84,402)	—
Interest income	404	819
Interest expense	(107,374)	(102,090)

Total	(191,372)	(101,271)
Loss from continuing operations before benefit for income taxes and extraordinary item	(594,271)	(806,127)
Benefit for income taxes	(39,634)	(180,735)

Loss from continuing operations before extraordinary item	(554,637)	(625,392)

Discontinued operations, net of income taxes
Loss from discontinued operations	—	(79,228)
Income from disposition	—	127,878

Income from discontinued operations	—	48,650

Loss before extraordinary item	(554,637)	(576,742)
Extraordinary item, net of income taxes
Gain from extinguishment of debt	—	245,701

Net loss	$(554,637)	$(331,041)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Years Ended December 31,
	2001	2000
Basic net income (loss) per common share:
Loss from continuing operations before extraordinary item	$(.07)	$(0.06)
Income from discontinued operations	$—	$—
Extraordinary item	$—	$0.02
Basic net loss per common share	$(.07)	$(0.03)
Weighted average common shares—basic	8,056,912	10,146,510

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2001	2000
Net loss	$(554,637)	$(331,041)

Decrease (increase) in unrealized loss on marketable securities	14,680	(38,750)
Reclassification of previously unrealized loss on marketable securities to realized loss	84,402	—
Tax (provision) benefit	(39,634)	15,500

Other comprehensive income (loss)	59,448	(23,250)

Comprehensive loss	$(495,189)	$(354,291)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2001 and 2000

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2000	10,000	$10,000	10,000,044	$160,001	$3,438,868	$(4,545,603)	$(37,500)	$(974,234)
Common shares issued in exchange for services in the amount of $22,400 and cancellation of debt and accrued interest of $54,542	—	—	660,000	10,560	66,382	—	—	76,942
Cancellation of shares issued in acquisition of SBICOA	—	—	(2,603,132)	(41,650)	(42,237)	—	—	(83,887)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	(23,250)	(23,250)
Net loss	—	—	—	—	—	(331,041)	—	(331,041)
Preferred stock dividend	—	—	—	—	—	(800)	—	(800)

Balance, December 31, 2000	10,000	10,000	8,056,912	128,911	3,463,013	(4,877,444)	(60,750)	(1,336,270)
Unrealized loss on marketable securities, net of tax and reclassification adjustment for losses included in statement of operations	—	—	—	—	—	—	59,448	59,448
Net loss	—	—	—	—	—	(554,637)	—	(554,637)
Preferred stock dividend	—	—	—	—	—	(800)	—	(800)

Balance, December 31, 2001	10,000	$10,000	8,056,912	$128,911	$3,463,013	$(5,432,881)	$(1,302)	$(1,832,259)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000
Cash flows from operating activities
Net loss from continuing operations	$(554,637)	$(625,392)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities
Realized loss on sale of marketable securities	84,402	—
Depreciation and amortization	3,430	3,982
Benefit for income taxes	(39,634)	(180,735)
Loss from discontinued operations	—	(123,809)
Court judgment increasing long-term debt	—	13,258
Marketable securities received for services	—	(48,750)
Seizure of cash in litigation	9,345	(9,345)
Stock compensation—Mega Group, Inc.	—	22,400
Stock compensation—SBICOA	—	25,935
(Increase) decrease in
Accounts receivable	—	120,593
Accrued interest	819	(819)
Increase (decrease) in
Accounts payable and accrued expenses	101,380	443,320
Accrued wages	140,000	1,021
Accrued interest	66,317	68,544

Net cash used by operating activities	(188,578)	(289,797)

Cash flows from investing activities
Loans made to affiliates, net	(466)	(36,397)
Proceeds from sale of marketable securities	147,332	—
Purchases of marketable securities	(54,196)	—
Collection of note receivable	16,113	—
Purchase of property and equipment	—	(1,554)

Net cash provided (used) by investing activities	108,783	(37,951)

Cash flows from financing activities
Proceeds from notes payable	90,547	331,745
Principal payments on notes payable	(75,127)	(208,342)
Payments from affiliates, net	(464)	—
Proceeds from sale of remaining personal and commercial insurance businesses	—	157,351
Advances from stockholder	56,356	—
Preferred dividends	(800)	(800)

Net cash provided by financing activities	70,512	279,954

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Years Ended December 31,
	2001	2000
Net decrease in cash	$(9,283)	$(47,794)
Cash—beginning of year	26,383	74,177

Cash—end of year	$17,100	$26,383

Supplemental cash flow information
Actual cash payments for:
Income taxes	$200	$—

Interest	$33,603	$33,546

Noncash Investing and Financing Activities:

In March 2001, a bank enforced guaranties against certain of our stockholders to collect a $14,620 debt from us.

During 2000, SBICOA issued 6,000 shares of its common stock in exchange for services, the cancellation of debt, and a note receivable valued at $109,822, $174,065, and $16,113, respectively. Of these 6,000 shares issued, 2,000 shares were exchanged for 3,103,132 shares of our common stock. Effective December 31, 2000, we cancelled 2,603,132 of the shares when services, valued at $83,887, had not been performed.

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

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and significant accounting policies

Nature of business:    We are Mega Group, Inc., a New York corporation incorporated on December 28, 1983. From 1998 to 2000, we discontinued our former business as a holding company for independent insurance agencies licensed in the State of New York. Our current business plan is to provide diversified financial services to ethnic communities and faith-based entities in the United States and to operate as a specialized financial institution providing loans and investments for businesses in low and moderate income communities.

On December 31, 1999, we owned substantially all of the assets of seven New York insurance agencies. By action dated March 14, 2000, our shareholders ratified the sale of all of our assets and the transfer of our control. Effective April 1, 2000, we sold substantially all of our assets to Mega Personal Lines, Inc., New Hartford, New York, an affiliated insurance agency. These consisted primarily of furniture, fixtures, equipment, records, property and casualty insurance customer lists, employment agreements, goodwill, a covenant not to compete, brokerage contracts, property and casualty insurance policies, and property and casualty insurance commission income accruing after that date. The contracted-for purchase price was $427,000, paid $208,000 in cash, $92,000 by the setoff of a related obligation, and $127,000 by the forgiveness of debt claimed owing to our president, director, and principal shareholder, Steven C. Gregory. Effective April 1, 2000, we transferred our remaining assets, believed to be nominal, to Mr. Gregory, in return for his assumption of our real property lease in Clifton Park, New York and other related obligations. As a result, by April 1, 2000, we were effectively without assets.

Effective October 11, 2000, we acquired all of the issued and outstanding common stock of Small Business Investment Corporation of America, Inc. (SBICOA), an Oregon corporation, in a stock-for-stock exchange. As a result of the transaction, SBICOA’s former shareholders acquired a total of 9,309,396 shares of our common stock, or approximately 86% of the common shares then issued and outstanding. The transaction was accounted for as a pooling of interests. Effective December 31, 2000, we cancelled 2,603,132 of the shares when services, valued at $83,887, for which a proportional number of the SBICOA shares had been issued, were not timely performed.

Prior to the acquisition, the only material transaction between us and SBICOA was SBICOA’s acquisition in November 1999 of 776,693 shares of our common stock. No material adjustments were necessary to conform the accounting policies of the combining companies and all material inter-company transactions are eliminated upon consolidation. Fees and expenses related to the merger and costs to integrate the combined companies were expensed in the fourth quarter of 2000.

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Organization and significant accounting policies (continued)

During 2000, SBICOA provided marketing and financial consulting services to two clients and administrative services to an investment club.

Principles of consolidation:    Our consolidated financial statements include our accounts and those of our wholly owned subsidiary, SBICOA. Prior to April 1, 2000, our consolidated financial statements also included the accounts of our wholly owned subsidiary, Associates of Clifton Park, Inc. All significant intercompany transactions have been eliminated in consolidation.

Revenue recognition:    Revenue from services performed on a time and materials basis is recognized as costs are incurred at agreed upon billing amounts.

Insurance commission income as well as the related premiums receivable from customers and premiums payable to insurance companies were recorded as of the effective date of the insurance coverage. Commissions on premiums billed or collected directly by the insurance carriers were recorded as revenue on the earlier of receipt of cash or notification from the insurance company of the amount to be received. Premium adjustments, including cancellations, were recorded as they occurred. Profit sharing revenue, principally attributable to premium volume, loss ratios, and growth, was recorded when earned.

Cash and cash equivalents:    For purposes of financial statement presentation, we consider all highly liquid debt instruments with initial maturities of ninety days or less to be cash equivalents. We maintain cash balances which may exceed federally insured limits, but we do not believe that this results in any significant risk.

Restricted cash:    Restricted cash consisted of funds seized as a result of the Robert L. Halton and First State Bank court proceedings which are described in Note 7.

Marketable securities:    Marketable securities consist mainly of an investment in CytRx, Inc. and are classified as available-for-sale and reported at fair value. The fair value of marketable securities is based on quoted market prices. Unrealized gains and losses on marketable securities are reported at a net amount as a separate component of stockholders’ equity. As of December 31, 2001, the cost basis of and unrealized loss on marketable securities was $3,712 and $2,168, respectively. As of December 31, 2000, the cost basis of and unrealized loss on marketable securities was $181,250 and $101,250, respectively.

Property and equipment:    Property and equipment are stated at cost and are being depreciated using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes.

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Organization and significant accounting policies (continued)

Income taxes:    For income tax reporting purposes, the accrual method is used to record revenue and costs. Various expenses are recognized for financial statement purposes in different periods than they are recognized for tax purposes. Deferred taxes are provided for those differences.

Estimates:    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per common share:    The net loss per common share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Because we have incurred losses, fully diluted per share amounts are not presented. Convertible securities and common stock equivalents consisting of stock options are the dilutive items that would be applicable in computing diluted earnings (loss) per share.

Advertising costs:    The cost of advertising is expensed as incurred. Advertising expense was $580 and $2,408 for 2001 and 2000, respectively.

2.    Related party transactions

Loans receivable—affiliates:    We loaned our vice-president and stockholder $10,000 in October 2000. The loan was non-interest bearing and was repaid during 2001. In addition, we have made informal loans to and incurred various expenses on behalf of investment brokers with whom we share office space. These loans totaled $45,134 and $34,668 as of December 31, 2001 and 2000, respectively, and are expected to be repaid during 2002.

Due to affiliate:    A partnership in which a controlling stockholder is a partner has incurred various expenses on our behalf. The outstanding balance due to this partnership totaled $2,939 and $3,403 as of December 31, 2001 and 2000, respectively.

Due to stockholders:    We were obligated to a bank under a term note for $14,620, which was included in the current portion of long-term debt as of December 31, 2000. Due to our failure to make all scheduled payments under the note and financial covenant violations, the bank enforced its guaranties against certain of our stockholders during 2001. As a result, the stockholders paid the indebtedness on our behalf and the obligation was moved from the current portion of long-term debt to due to stockholders, where it remains at December 31, 2001.

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Related party transactions (continued)

We also owe our president $56,356 at December 31, 2001. The obligation is the result of payments made by our president on our behalf. Such payments covered certain debt requirements as well as operating expenses.

Notes payable:    We are obligated under notes payable to certain of our stockholders and officers at December 31, 2001 and 2000. These obligations are described in detail in Note 3.

3.    Long-term debt

At December 31, 2001 and 2000, long-term debt consisted of the following:

	2001	2000
Note payable for agency purchase, requiring monthly payments based upon revenues generated by the book of business purchased, including interest imputed at 10%. Guaranteed by former Company directors. We are in default on the obligation and, accordingly, it is classified as a current liability. The obligation was subject to arbitration for which an award was rendered in December 1999.	$157,381	$157,381

Notes payable for agency purchases, requiring monthly payments ranging from approximately $600 to $6,000, including interest, both stated and imputed, ranging from 8% to 9%, with scheduled maturities ranging from January 2000 to December 2008. We are in default on the obligations and, accordingly, they are classified as current liabilities. Included here is $146,397 related to a November 2000 court order, as described in Note 7.	161,618	161,618

Notes payable for agency purchase, as settled, requiring 48 monthly payments of $3,705 including interest at 9%, guaranteed by our president and his spouse, final payment due March 2004.	87,592	122,846

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Long-term debt (continued)

	2001	2000
Capital lease obligation, refinanced in May 1998, requiring monthly payments of $2,221, including imputed interest at 10%, final payment due May 2001, collateralized by the leased equipment. We are in default on the obligation and, accordingly, it is classified as a current liability. In June 2000 the lessor commenced legal action against us for $56,000. A judgment was entered against us for $48,000 in December 2000.	$48,000	$48,000

Bank term note payable, called by the bank during 2001. Repaid by guarantors of the note who are also stockholders.	—	14,620

Note payable, unsecured, convertible into 6,000 shares of our common stock, bearing interest at 10%, due October 2001. Principal on the note was paid in full in July 2002.	3,000	3,000

Note payable, unsecured, bearing interest at 12%, due December 2002.	100,000	100,000

Note payable to a stockholder and officer, unsecured, bearing interest at 15%, due December 2002.	15,000	15,000

Notes payable to a stockholder and officer, unsecured, bearing interest at 10%, due December 2002.	92,627	102,500

Note payable to a stockholder and officer for purchase of our common shares, unsecured, bearing interest at 6%, due June 15, 2000. We are in default on this note and, accordingly, interest is being accrued at 15% pursuant to the terms of default.	40,547	40,000

Note payable, unsecured, bearing interest at 12.5%, due October 2002. The note also granted an option to purchase 120,000 shares at $.50 per share (Note 6). The holder of the note may apply any part of the outstanding balance to exercise the option.	60,000	—

Total	765,765	764,965

Less: Current portion	(716,582)	(677,371)

Net long-term debt	$49,183	$87,594

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Long-term debt (continued)

Future annual maturities of long-term debt as of December 31, 2001 are as follows:

Amount
Year Ending December 31
2002	$716,582
2003	41,852
2004	7,331

Total	$765,765

On July 15, 2002, Mega Group, Inc. and SBICOA (collectively) entered into a Loan and Security Agreement with Matah Holdings, LLC (a New Jersey Limited Liability Company). The agreement provides us with a working capital loan facility under which we may borrow up to $500,000 from July 18, 2002 through August 28, 2002. To date, we have received proceeds from two $150,000 promissory notes dated July 18, 2002 and July 29, 2002. The notes are personally guaranteed by our chief executive officer and our treasurer (who are also our majority stockholders). Principal and accrued interest at 12% per annum under each note are due on January 14, 2003 (no monthly payments are required). This agreement also calls for 100,000 shares of our common stock to be issued to the lender as additional consideration.

4.    Income taxes

The benefit for income taxes for 2001 and 2000 all of which is deferred, was calculated as follows:

	2001	2000
Federal income taxes at statutory rates	$(201,984)	$(107,284)
State income taxes, net of Federal income tax benefit	(37,248)	(19,784)
Permanent differences	6,469	57,633
Income taxes related to discontinued operations	—	(32,434)
Income taxes related to extraordinary items	—	(163,801)
Income taxes related to other comprehensive income	(39,634)	15,500
Increase in valuation allowance on deferred tax asset	232,763	69,435

Benefit for income taxes	$(39,634)	$(180,735)

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Income taxes (continued)

As of December 31, 2001 net operating losses of approximately $3,383,000 are available to offset future taxable income and expire as follows:

Amount
Expiring December 31,
2003	$73,000
2004	156,000
2005	907,000
2006	136,000
2007	511,000
2008	69,000
2009	39,000
2010	120,000
2011	274,000
2012	67,000
2018	88,000
2019	87,000
2020	269,000
2021	587,000

Total	$3,383,000

In addition to net operating losses, we have a capital loss carryforward of approximately $84,000 that expires December 31, 2006.

The loss carryforwards result in a deferred tax asset available to the Company of approximately $1,363,000 and $1,130,000 at December 31, 2001 and 2000, respectively. The Company has provided an allowance for the full amount of this deferred tax asset because management has determined that it will not be fully realized.

5.    Preferred stock

We have suspended the payment of dividends on the 8% cumulative preferred stock. As a result, although recorded in the accompanying financial statements, we are in arrears in payment of the dividends for all years 1993 through 2001. As of December 31, 2001 and 2000, the aggregate amount in arrears was $7,200 and $6,400, respectively. Upon any voluntary liquidation, dissolution or winding up of the Corporation, preferred stockholders are entitled, before any distribution shall be made to common stockholders, to be paid out an amount equal to $1.00 per preferred share plus any accrued but unpaid dividends.

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Stock and put options

In October 2000, we granted three stockholders options, exercisable until March 30, 2001, to purchase a total of 660,000 shares of our common stock for $3 per share. Because the exercise price under these stock purchase options is higher than the grant date fair market value of a share of our common stock, the options are non-compensatory. At the same time, we granted the same three stockholders put options, exercisable until June 28, 2001, which, contingent on the occurrence of certain events, required us to purchase a total of 660,000 of such stockholders’ shares of our common stock for $0.50 per share. These purchase and put options expired unexercised.

In June 2001, we granted one of our directors options, exercisable until June 30, 2006 or until 30 days prior to the commencement of any registered public offering of our equity securities, whichever comes first, to purchase a total of 100,000 shares of our common stock for $.50 per share. Because the exercise price under the stock purchase options issued to our director is higher than the fair market value of a share of our common stock at the grant date, the options are non-compensatory and therefore no related expense has been recorded.

In July and August 2001, we granted a promissory note holder options to purchase a total of 60,000 shares of our common stock for $.50 per share, of which options to purchase 40,000 and 20,000 shares are exercisable until July 17, 2003 and August 6, 2003, respectively, or until 15 days prior to the effective date of any registration statement covering our equity securities to be publicly offered and sold, whichever comes first. In October 2001, we granted a promissory note holder options, exercisable until September 24, 2003 or until 90 days after the closing of any registered public offering of our equity securities, whichever comes first, to purchase 120,000 shares of our common stock for $.50 per share. All options must be exercised prior to their expiration date. Using the Black-Scholes method we determined that these options had no value. Therefore, no allocation of the notes payable proceeds was made to additional paid-in capital.

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Stock and put options (continued)

A summary of the stock options described in the previous paragraphs follows:

	Number of Option Shares
	$3.00 Exercise Price	$0.50 Exercise Price	Total
Outstanding at January 1, 2000	—	—	—
Granted during 2000	660,000	—	660,000

Outstanding at December 31, 2000	660,000	—	660,000
Granted during 2001	—	280,000	280,000
Expired during 2001	(660,000)	—	(660,000)

Outstanding at December 31, 2001	—	280,000	280,000

In accounting for stock options to employees, we follow the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as opposed to the fair value method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Compensation costs measured under the intrinsic value method are typically less than that of the fair value method. None of the options in the table above, however, would generate compensation costs under either of the two methods.

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Legal matters

We were one of several defendants in a civil action, for the payment of a promissory note, captioned David G. Becking, et at. v. Mega Group, Inc., et al., which commenced April 29, 1997 in the Supreme Court for the County of Albany, New York. The plaintiffs were the former owners of an insurance agency which we purchased on December 30, 1988. The other defendants were guarantors of the promissory note. Several of the defendants asserted claims against third-party defendants who included our president, director, and principal shareholder, Steven C. Gregory. As of March 15, 2000, the plaintiffs’ claim against the defendants, including principal and interest, totaled $754,758. On that date, we settled with the plaintiffs for a payment to them of $92,000 in cash and by delivering to them our two promissory notes, each in the amount of $75,000 due and payable in 48 consecutive monthly installments, with interest at the rate of 9% per annum, of $1,852 commencing April 1, 2000, with the final payment due March 1, 2004. By order dated November 16, 2000, the court obligated us to pay defendant Martin J. Keary any portion of a judgment for $146,397 which he must pay to the plaintiffs and to reimburse him for his attorney’s fees in defending the action in an amount which the court will approve. The court dismissed all remaining claims against Mr. Gregory and us. The entire $146,397 is included in the current portion of long-term debt on the accompanying December 31, 2001 and 2000 balance sheets.

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Legal matters (continued)

We are the plaintiff, counterclaim-defendant, and judgment debtor in a civil action, for money damages and injunctive relief, captioned Mega Group, Inc. v. Robert L. Halton, which commenced in February 2000 and is pending in the Supreme Court for the County of Saratoga, New York. The defendant is one of our former officers and directors, and a former officer and 49% shareholder of Anthony-Halton Associates, Inc., an insurance agency which we purchased beginning in 1985. In connection with the acquisition, we entered into an employment agreement with the defendant. That employment terminated in January 2000. By order dated September 29, 2000, the court held that the defendant was entitled to partial summary judgment against us for $398,842 in deferred compensation and $42,500 in profit sharing under the employment agreement, and the judgment creditor restrained us from making any sale, assignment, transfer, or interference with any property in which we have an interest until the judgment is satisfied or vacated. The court dismissed the defendant’s counterclaim to the extent that it sought a continuation or reinstatement of his life and medical insurance benefits as an employee. The judgment has been partially satisfied, and the action is continuing as to the remaining claims and counterclaims, which relate to the defendant’s pre-termination compensation and the parties’ respective rights to own, purchase, and sell defendant’s “book of business” upon his termination. The $441,342 partial summary judgment was charged to other selling, general and administrative expenses in 2000. Prior to December 31, 2000, we made payments of $14,895 under the partial summary judgment. The remaining obligation as of December 31, 2001 and 2000 of $409,600 and $426,447, respectively, is included in accounts payable and accrued expenses on the accompanying balance sheets.

We are the intervener-petitioner in a civil action for damages and injunctive relief captioned Mega Personal Lines, Inc. v. Robert L. Halton, et al., which commenced June 12, 2001 and is pending in the Supreme Court for the County of Saratoga, New York. The petitioner is the purchaser, effective April 1, 2000, of substantially all of our remaining assets, and the respondents include our judgment creditor, Robert L. Halton, and various third-party garnishees. Mega Personal Lines, Inc. seeks the return and release to it of insurance commissions which, it alleges, were improperly garnished by Mr. Halton in Mega Group, Inc. v. Robert L. Halton. Mr. Halton seeks to invalidate and set aside the transfer of our assets to Mega Personal Lines, Inc., so that the assets, including the insurance commissions, might be used to satisfy his September 29, 2000 partial summary judgment against us. He alleges generally that the transfer of the assets was not supported by fair consideration and was made with actual intent to hinder, delay, or defraud our creditors. We are defending Mr. Halton’s claims.

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Legal matters (continued)

We are one of several defendants in a civil action for equitable relief captioned Halton v. Gregory, et al., which commenced on July 22, 2002, and pending in the Supreme Court for the County of Saratoga, New York. The plaintiff, Robert L. Halton, is our judgment creditor, and the defendants also include our president, Steven C. Gregory. In the action, Mr. Halton seeks to invalidate and set aside the transfer, effective April 1, 2000, of our remaining assets to Mr. Gregory, as described in Note 9, so that the assets might be used to satisfy Mr. Halton’s September 29, 2000 partial summary judgment against us. Mr. Halton also seeks an accounting of the asset transfer. He alleges generally that the transfer of the assets was not for a fair equivalent value and was made with the actual interest to hinder, delay, or defraud our creditors. We are defending the action.

We were a respondent in a civil action, for confirmation of an arbitration award captioned Herman Adler v. Mega Group, Inc., et al., which commenced on November 15, 1999, in the Supreme Court for the County of Albany New York. The petitioner, now deceased, was the former owner of an insurance agency which we purchased in 1985. He claimed that we failed to honor the payment terms of the agency purchase agreement. On December 15, 1999, an arbitrator rendered, and on March 7, 2000 the arbitrator modified, an award in favor of the petitioner and against us in the amount of $157,381. On January 8, 2001, the Supreme Court confirmed the arbitration award and entered judgment against us for $168,808 including costs and interest. The judgment creditor restrained us from making any sale, assignment, transfer, or interference with any property in which we have an interest until the judgment is satisfied or vacated. The awarded amount is included in the current portion of long-term debt and related costs and interest are included in accounts payable and accrued expenses on the accompanying December 31, 2001 and 2000 balance sheets.

We were the defendant in a civil action for money damages, for breach of a computer financing agreement, captioned First State Bank v. Mega Group, Inc., in the Supreme Court for the County of Saratoga, New York. On December 14, 2000, the Supreme Court entered judgment against us in the amount of $48,000. The judgment creditor restrained us from making any sale, assignment, transfer, or interference with any property in which we have an interest until the judgment is satisfied or vacated. The judgment amount is included in the current portion of long-term debt on the accompanying December 31, 2001 and 2000 balance sheets.

We are a defendant in other pending lawsuits which, in the view of management, are not material to the financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Extraordinary items

The 2000 extraordinary gain of $245,701 was from the extinguishment of debt and related accrued interest totaling $409,502 and is net of an income tax provision of $163,801. Such debt extinguishment was primarily related to the legal proceedings described in the first paragraph of Note 7.

9.    Discontinued operations

On April 27, 1999, we sold our remaining commercial insurance business (commercial lines) to a third party controlled by one of our former officers for $250,000. In connection with the sale we received a note for $100,000 payable in 60 monthly installments with the remaining balance plus interest at 8% due as a balloon payment. The assets sold included insurance renewals, customer lists and records, and office supplies and equipment. The results of operations for the commercial lines for the respective periods presented are reported as a component of discontinued operations in the Consolidated Statements of Operations. Additionally, the loss incurred on the sale of the commercial lines is also presented separately as a component of discontinued operations. On February 15, 2000 we entered into an agreement to amend the payment terms pursuant to our April 1999 sale of the commercial lines. We accepted one payment of $50,000 as payment in full of the then remaining principal balance of $92,000 due under the installment obligation.

Effective April 1, 2000, we sold substantially all of our assets to Mega Personal Lines, Inc., New Hartford, New York, an affiliated insurance agency. These consisted primarily of furniture, fixtures, equipment, records, property and casualty insurance customer lists, employment agreements, goodwill, a covenant not to compete, brokerage contracts, property and casualty insurance policies, and property and casualty insurance commission income accruing after that date. The contracted-for purchase price was $427,000, paid $208,000 in cash, $92,000 by the setoff of a related obligation, and $127,000 by the forgiveness of debt claimed owing to our president, director, and principal shareholder, Steven C. Gregory. Effective April 1, 2000, we transferred our remaining assets, believed to be nominal, to Mr. Gregory, in return for his assumption of our real property lease in Clifton Park, New York and other related obligations. The results of operations for the personal lines for 2000 are reported as a component of discontinued operations in the Consolidated Statement of Operations. Additionally, the gain incurred on the sale of the personal lines is also presented separately as a component of discontinued operations. The net income from discontinued operations for 2000 of $48,650 is net of a provision for income taxes of $32,434.

10.    Concentrations

Substantially all 2000 revenue was earned under consulting agreements with two different clients.

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Financial condition

As of December 31, 2001, we have a deficiency in stockholders’ equity of approximately $1,832,000 and a working capital deficiency of approximately $1,794,000. In addition, we are in default on certain notes payable and other obligations and are involved in significant litigation involving past business dealings. On October 11, 2000, as a condition of our acquisition of SBICOA, our president, Steven Gregory, agreed to indemnify us, SBICOA, and our respective directors, shareholders, affiliates, and certain other associated persons (collectively, the Indemnitee Group) and to hold the Indemnitee Group harmless from and against all claims or liabilities relating to our business, including all litigation claims then being asserted against us (other than the Adler claim described in Note 7). Mr. Gregory’s agreement is subject to certain conditions, among them that (i) it is effective until not later than October 11, 2004, (ii) it is contingent on the successful completion of a securities offering by us, and (iii) his obligation shall be satisfied only by his delivery to us of such number of our common shares owned by him, valued for this purpose at $2.50 per share, as shall be equal to the amount of any claim settled or finally determined. Mr. Gregory has granted the Indemnitee Group a security interest in his shares to secure his obligation.

The intent of our acquisition of SBICOA is to direct us into new business lines providing financial services to currently underserved ethnic minorities through alliances with churches and other organizations serving those groups. We intend in the near term to obtain additional equity funding to pursue these new lines of business and to provide the funds to satisfy our current obligations. The extent to which we can raise additional equity and achieve profitable operations from our new business activities will determine if we can continue as a going concern.

On May 2, 2002, we entered into a non-binding letter of intent with an underwriter to engage in a firm-commitment registered public offering of 1,500,000 units, each unit consisting of one share of our common stock and a warrant to purchase one additional share of our common stock, representing 35% of our equity fully diluted, at an offering price currently estimated at $6.00 per unit. The letter of intent is subject to various conditions and to the execution of formal written underwriting documents.

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Net loss per share

The following is a reconciliation of the numerators and denominators of the basic net loss per share computations for 2001 and 2000:

	2001
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$554,637
Preferred stock dividends	800

Basic net loss per share
Loss to common stockholders	$555,437	8,056,912	$(.07)

	2000
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(331,041)
Preferred stock dividends	800

Basic net loss per share
Loss to common stockholders	$(331,841)	10,146,510	$(.03)

13.    Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) as follows:

No. 141, Business Combinations

No. 142, Goodwill and Other Intangible Assets

No. 143, Accounting for Asset Retirement Obligations

SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and requires that all such transactions be accounted for by the purchase method. In addition, SFAS No. 141 requires that intangible assets be recognized as assets apart from goodwill and that they meet specific criteria described in the Standard. This Standard is applicable to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Management will follow the Standard in accounting for all future business combinations and does not believe that adoption will have any significant impact on our financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Recent accounting pronouncements (continued)

SFAS No. 142 eliminates the requirement to amortize goodwill and requires that other intangible assets be separated into assets that have a finite useful life and those with an indefinite useful life. Intangible assets with a finite useful life are to be amortized over that useful life. Intangible assets with an indefinite life are to be measured for impairment annually, or more frequently if circumstances indicate impairment may have occurred. With respect to goodwill, the Standard requires that it be measured annually for impairment under a defined two-step process that begins with an estimation of the fair value of a “reporting unit,” which is defined in the Standard. The first step in the process is a screening for impairment and the second step measures the amount of impairment, if any. Upon initial adoption of SFAS No. 142, the change is to be reported on the financial statements as a change in accounting principle with the cumulative effect reported in the statement of income in the period of adoption. The Standard is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted for entities with fiscal years beginning after March 15, 2001. We expect to adopt this new Standard with the fiscal year beginning January 1, 2002. We have no goodwill or other intangible assets and do not believe that adoption of the Standard will have any impact on our financial statements.

SFAS No. 143 requires that asset retirement obligations be recognized as a liability in the period in which it is incurred at its fair value if a reasonable estimate can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Standard requires that the liability be discounted and accretion expense be recognized. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2001, with earlier application permitted. We do not have any asset retirement obligations as of December 31, 2001, and do not believe that this new Standard will have any impact upon our financial statements when adopted.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Standard establishes a single accounting model for long-lived assets to be disposed of by sale and resolves other implementation issues involving long-lived assets that are impaired or are to be disposed of. The Standard is effective for fiscal years beginning after December 15, 2001, with early application permitted. We are considering the effects of this new standard and do not believe that it will have any significant effect on our financial statements when adopted.

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Recent accounting pronouncements (continued)

In 2002, the Financial Accounting Standards Board issued the following:

SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective in fiscal years beginning after May 15, 2002.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit of disposal activities initiated after December 31, 2002.

SFAS No. 147, Acquisitions of Certain Financial Institutions, effective October 1, 2002.

We have determined that these statements would have no significant impact on our financial statements.