Form 10QSB
period 2002-03-31
MEGA GROUP INC
filed 2002-12-27
CIK 828942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number 000-17510

MEGA GROUP, INC.
(Exact name of small business issuer as specified in its charter)

NEW YORK	14-1653446
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1730 Rhode Island Ave., N.W., Suite 415, Washington, DC 20036
(Address of principal executive offices)

(202) 296-9594
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requires for the past 90 days.    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,433,605 shares of common stock (including 74,802 shares held of record by our wholly-owned subsidiary), as of December 20, 2002.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

March 31, 2002
ASSETS
CURRENT ASSETS
Marketable securities	$1,917
Loans receivable—affiliates	46,064

TOTAL CURRENT ASSETS	47,981

PROPERTY AND EQUIPMENT
Computer equipment	10,683
Office furniture and equipment	13,695

TOTAL	24,378
Less: Accumulated depreciation and amortization	(14,494)

NET PROPERTY AND EQUIPMENT	9,884

TOTAL ASSETS	$57,865

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

March 31, 2002
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$715,843
Bank Overdraft	897
Accounts payable and accrued expenses	668,015
Accrued wages	328,674
Accrued interest	137,335
Loans payable—stockholder	82,091
Loans payable—affiliates	2,939

TOTAL CURRENT LIABILITIES	1,935,794
LONG-TERM DEBT, NET OF CURRENT PORTION	39,054

TOTAL LIABILITIES	1,974,848

COMMITMENTS AND CONTINGENCIES	—
DEFICIENCY IN STOCKHOLDERS’ EQUITY
Preferred stock, cumulative 8%, $1 par value per share, 400,000 shares authorized, 10,000 shares issued and outstanding	10,000
Common stock, $0.016 par value per share, 25,000,000 shares authorized, 8,056,912 shares issued an outstanding	128,911
Additional paid-in capital	3,463,013
Accumulated deficit	(5,517,655)
Accumulated other comprehensive income (loss)	(1,252)

TOTAL DEFICIENCY IN STOCKHOLDERS’ EQUITY	(1,916,983)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY	$57,865

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2002
REVENUE	$2,458	$—

OPERATING EXPENSES
Compensation and benefits	36,067	37,500
Other selling, general and administrative expenses	44,811	17,139
Depreciation and amortization	1,000	692

TOTAL OPERATING EXPENSES	81,878	55,331

LOSS FROM OPERATIONS	(79,420)	(55,331)

OTHER INCOME (EXPENSE)
Interest income	242	219
Interest expense	(25,688)	(29,662)

TOTAL	(25,446)	(29,443)

LOSS BEFORE BENEFIT FOR INCOME TAXES	(104,866)	(84,774)
BENEFIT FOR INCOME TAXES	5,800	—

NET LOSS	$(99,066)	$(84,774)

BASIC NET LOSS PER COMMON SHARE:
Basic net loss per common share	$(.01)	$(.01)
Weighted average common shares outstanding	8,056,912	8,056,912

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2002
NET LOSS	$(99,066)	$(84,774)

DECREASE IN UNREALIZED LOSS ON MARKETABLE SECURITIES, NET OF TAX	—	50
UNREALIZED GAIN ON MARKETABLE SECURITIES	15,000	—
TAX PROVISION	(6,000)	—

OTHER COMPREHENSIVE INCOME(LOSS)	9,000	50

COMPREHENSIVE INCOME (LOSS)	$(90,066)	$(84,724)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS
	Three Months Ended March 31, 2001	Three Months Ended March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(99,066)	$(84,774)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Depreciation and amortization	1,000	692
Benefit for Income Taxes	(6,000)	—
Court Judgment Increasing long term debt	5,817	—
Seizure of Cash in Litigation	9,345	—
(INCREASE) DECREASE IN
Accrued interest	(242)	—
INCREASE (DECREASE) IN
Bank Overdraft	—	897
Accounts Payable and accrued expenses	29,080	6,586
Accrued wages	—	37,500
Accrued interest	22,822	23,005

NET CASH USED BY OPERATING ACTIVITIES	(37,244)	(16,094)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	—	(323)
Loans made to affiliates, net	(3,111)	(930)

NET CASH (USED) BY INVESTING ACTIVITIES	(3,111)	(1,253)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt proceeds	—	6,404
Principal payments on debt	(8,532)	(17,272)
Loans from stockholder	—	11,115
Loans to affiliate	23,008	—
Preferred Dividends	(200)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,276	247

NET DECREASE IN CASH	(26,079)	(17,100)
CASH—BEGINNING OF PERIOD	26,383	17,100

CASH—END OF PERIOD	$304	—

SUPPLEMENTAL CASH FLOW INFORMATION
Actual Cash Payment for:
Income Tax	$200	$—
Interest	$2,866	$6,657

The accompanying Notes to Financial Statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS

The consolidated financial statements include the accounts of Mega Group, Inc., a New York corporation and its wholly owned subsidiary, Small Business Investment Corporation of America, Inc. (SBICOA), an Oregon corporation (collectively, the Company). All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements. The Company’s current business plan is to provide diversified financial services to ethnic communities and faith-based entities in the United States and to operate as a specialized financial institution providing loans and investments for businesses in low and moderate income communities.

2.    INTERIM FINANCIAL PRESENTATION

The consolidated financial statements have been prepared by the Company without audit and are subject to year-end adjustment. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated interim statements should be read in conjunction with the most recent audited consolidated financial statements filed by the Company on Form 10-KSB with the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) which, in the opinion of management are necessary to present fairly the Company’s financial position, results of operations and cash flows.

Results of operations for the three months ended March 31, 2002 are not necessarily indicative of results to be achieved for the full fiscal year.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 147, Acquisitions of Certain Financial Institutions, effective October 1, 2002.

Management has determined that these statements would have no significant impact on its consolidated financial statements.

4.    FINANCIAL CONDITION

As of March 31, 2002, the Company has a deficiency in stockholders’ equity and a working capital deficiency. In addition, the Company is in default on certain notes payable and other obligations and is involved in significant litigation involving past business dealings. On October 11, 2000, as a condition of Mega Group, Inc.’s acquisition of SBICOA, the president, Steven Gregory, agreed to indemnify the Company and respective directors, shareholders, affiliates, and certain other associated persons (collectively, the Indemnitee Group) and to hold the Indemnitee Group harmless from and against all claims or liabilities relating to the Company’s business, including all litigation claims then being asserted against the Company. Mr. Gregory’s agreement is subject to certain conditions, among them that (i) it is effective until not later than October 11, 2004, (ii) it is contingent on the successful completion of a securities offering by the Company, and (iii) his obligation shall be satisfied only by his delivery to the Company of such number of the Company’s common shares owned by him, valued for this purpose at $2.50 per share, as shall be equal to the amount of any claim settled or finally determined. Mr. Gregory has granted the Indemnitee Group a security interest in his shares to secure his obligation.

The intent of Mega Group, Inc.’s acquisition of SBICOA is to direct the Company into new business lines providing financial services to currently underserved ethnic minorities through alliances with churches and other organizations serving those groups. The Company intends in the near term to obtain additional equity funding to pursue these new lines of business and to provide the funds to satisfy its current obligations. The extent to which the Company can raise additional equity and achieve profitable operations from new business activities will determine if the Company can continue as a going concern.

5.    LEGAL MATTERS

There have been no significant developments to litigation matters since filing of fiscal year 2001 Form 10-KSB.

6.     RELATED PARTY TRANSACTIONS

Loan payable—stockholder:     The Company owes its president $82,091 at March 31, 2002. The obligation is the result of payments made by the president on the Company’s behalf. Such payments covered certain debt requirements as well as operating expenses. Expenditures on the Company’s behalf for the three-month period ended March 31, 2002 totaled $11,115.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

We believe that our financial condition and results of operations included in this report are not indicative of our future prospects. During the three months ended March 31, 2002 and the year ended December 31, 2001, we had been in transition. During these periods, we discontinued our insurance agency business, acquired the Small Business Investment Company of America, Inc. and commenced the implementation of a new business plan and operation. Our business plan is to offer diversified financial services to ethnic communities and faith-based entities in the United States. Our operations will initially include:

Business and Community Development Lending

We propose to operate as a specialized financial institution, known as a Community and Individual Investment Corporation (“CIIC”), under an initiative of the U.S. Department of Housing and Urban Development (“HUD”). CIICs are for-profit, resident-owned, non-bank “banks” that, in the words of HUD, “serve an important function by making business and housing loans in low- and moderate-income communities”. CIICs may use HUD funds to provide community development and business loans, business start-up or expansion loans, and rental housing rehabilitation loans. `

We propose to acquire, or become licensed to operate as, a Small Business Investment Company (“SBIC”) or a New Markets Venture Capital Company (“NMVCC”), under initiatives of the U.S. Small Business Administration (“SBA”). SBICs and NMVCCs provide SBA-guaranteed debt financing or equity capital to small-business concerns and developmental venture capital financing to concerns in low-income areas.

We propose to support community-based financing, through other financial institutions, by making direct investments, providing loan guarantees and other credit enhancements, and purchasing loans. We intend to provide technical assistance to lenders and borrowers and to assist banks in complying with the requirements of the Community Reinvestment Act.

Investment Referral Services

We expect to package, service, and advise closed-end investment companies and other savings and investment programs that will permit community- and faith-based equity participation in these efforts.

Business Strategic Planning and Financial Consulting Services

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

Results of Operations

Three Months Ended March 31, 2002

During the three months ended March 31, 2002, our cash position decreased from $304 at March 31, 2001 to zero at March 31, 2002. During the same three month period ended March 31, 2002, we realized a net loss of $84,774 after revenue of zero and ongoing expenses in the total amount of $55,331, interest expense in the amount of $29,662 and interest income of $219.

ITEM 3.    CONTROLS AND PROCEDURES.

Within the 90 days prior to the filing date of this quarterly report, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. They have advised us that, based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that material information relating to us, and our consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls since the date of their evaluation. Our principal executive officer and principal financial officer identified no significant deficiencies and material weaknesses requiring corrective action.

PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

There were no material developments in any litigation to which we were a party. Please refer to our 10-KSB filed November 04, 2002 for current litigation matters.

ITEM 2.    CHANGES IN SECURITIES.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)    EXHIBITS.

99.1- Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    REPORTS ON FORM 8-K.

We did not file any reports on Form 8-K during the period covered by this report.

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEGA GROUP, INC.

Date: December 27, 2002	By:	/s/ JOHN H. BROWN
John H. Brown Chief Executive Officer

Date: December 27, 2002	By:	/s/ Merritt C. Brown
Merritt C. Brown Chief Financial Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, John H. Brown, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Mega Group, Inc;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002

By:	/s/ JOHN H. BROWN
John H. Brown Chief Executive Officer of Mega Group, Inc.

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Merritt C. Brown, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Mega Group, Inc;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002

By:	/s/ MERRITT C. BROWN
Merritt C. Brown Chief Financial Officer of Mega Group, Inc.