Form 10QSB
period 2002-06-30
MEGA GROUP INC
filed 2002-12-27
CIK 828942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

June 30, 2002
ASSETS
CURRENT ASSETS
Cash	$640
Marketable securities	1,080
Loans receivable—affiliates	46,604

TOTAL CURRENT ASSETS	48,324

PROPERTY AND EQUIPMENT
Computer equipment	10,683
Office furniture and equipment	13,695

TOTAL	24,378
Less: Accumulated depreciation and amortization	(15,185)

NET PROPERTY AND EQUIPMENT	9,193

TOTAL ASSETS	$57,517

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

June 30, 2002
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$726,084
Accounts payable and accrued expenses	722,016
Accrued wages	324,547
Accrued interest	160,596
Loans payable—stockholder	93,206
Loans payable—affiliates	2,939

TOTAL CURRENT LIABILITIES	2,029,388
LONG-TERM DEBT, NET OF CURRENT PORTION	28,706

TOTAL LIABILITIES	2,058,094

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Preferred stock, cumulative 8%, $1 par value per share 400,000 shares authorized, 10,000 shares issued and outstanding	10,000
Common stock, $0.016 par value per share, 25,000,000 shares authorized, 8,759,303 shares issued and outstanding	140,149
Additional paid-in capital	3,494,318
Accumulated deficit	(5,643,526)
Accumulated other comprehensive income (loss)	(1,518)

TOTAL DEFICIENCY IN STOCKHOLDERS’ EQUITY	(2,000,577)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY	$57,517

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2001	Three Months Ended June 30, 2002	Six Months Ended June 30, 2001	Six Months Ended June 30, 2002
REVENUE	$400	$—	$2,858	$—

OPERATING EXPENSES
Compensation and benefits	41,416	37,500	77,483	75,000
Other selling, general and administrative expenses	97,926	57,210	142,737	74,348
Depreciation and amortization	1,000	692	2,000	1,383

TOTAL OPERATING EXPENSES	140,342	95,402	222,220	150,731

LOSS FROM OPERATIONS	(139,942)	(95,402)	(219,362)	(150,731)

OTHER INCOME (EXPENSE)
Interest income	642	1	884	220
Interest expense	(25,733)	(29,985)	(51,421)	(59,647)
Realized loss on sale of marketable securities	(79,026)	(487)	(79,026)	(487)

TOTAL	(104,117)	(30,471)	(129,563)	(59,914)

LOSS BEFORE BENEFIT FOR INCOME TAXES	(244,059)	(125,873)	(348,925)	(210,645)

BENEFIT FOR INCOME TAXES	13,600	—	19,400	—

NET LOSS	$(230,459)	$(125,873)	$(329,525)	$(210,645)

BASIC NET LOSS PER COMMON SHARE
Basic net loss per common share	$(.03)	$(.02)	$(.04)	$(.03)
Weighted average common shares outstanding	8,056,912	8,475,500	8,056,912	8,267,362

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2001	Three Months Ended June 30, 2002	Six Months Ended June 30, 2001	Six Months Ended June 30, 2002
NET LOSS	$(230,459)	$(125,873)	$(329,525)	$(210,645)

UNREALIZED LOSS ON MARKETABLE SECURITIES	(18,026)	—	(3,026)	—

REALIZED LOSS ON MARKETABLE SECURITIES	79,026	—	79,026	—

INCREASE IN UNREALIZED LOSS ON MARKETABLE SECURITIES, NET OF TAX	—	$(266)	—	$(216)

TAX PROVISION	(14,000)	—	(20,000)	—

OTHER COMPREHENSIVE INCOME (LOSS)	47,000	(266)	56,000	(216)

COMPREHENSIVE INCOME (LOSS)	$(183,459)	$(126,139)	$(273,525)	$(210,861)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2001	Six Months Ended June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(329,525)	$(210,645)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Realized loss on disposition of marketable securities	79,026	487
Depreciation and amortization	2,000	1,383
Benefit for Income Taxes	(19,400)	—
Court Judgment Increasing long term debt	5,817	—
Seizure of Cash in Litigation	9,345	—
Common stock issued for payment of membership dues	—	1,000
(INCREASE) DECREASE IN
Accrued interest	(484)	—
INCREASE (DECREASE) IN
Accounts Payable and accrued expenses	128,229	60,587
Accrued wages	—	75,000
Accrued interest	48,502	46,266

NET CASH USED BY OPERATING ACTIVITIES	(76,490)	(25,922)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of Investments	34,559	—
Purchases of marketable securities	—	(323)
Loans made to affiliates, net	(1,044)	(1,470)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	33,515	(1,793)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt proceeds	—	16,267
Principal payments on debt	(11,429)	(27,242)
Loans from stockholder	—	22,230
Loans from affiliate	34,126	—
Preferred Dividends	(400)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,297	11,255

NET DECREASE IN CASH	(20,678)	(16,460)
CASH—BEGINNING OF PERIOD	26,383	17,100

CASH—END OF PERIOD	$5,705	$640

SUPPLEMENTAL CASH FLOW INFORMATION
Actual Cash Payment for:
Income Tax	$200	$—
Interest	$10,800	$10,381

Noncash Investing and Financing transactions:
Common Stock issued for payment of accrued wages	$—	$41,543
Marketable securities exchanged for payment of accrued wages	$—	$84

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

Results of operations for the six and three months ended June 30, 2002 are not necessarily indicative of results to be achieved for the full fiscal year.

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

4.    FINANCIAL CONDITION

As of June 30, 2002, the Company has a deficiency in stockholders’ equity and a working capital deficiency. In addition, the Company is in default on certain notes payable and other obligations and is involved in significant litigation involving past business dealings. On October 11, 2000, as a condition of Mega Group, Inc.’s acquisition of SBICOA, the president, Steven Gregory, agreed to indemnify the Company and respective directors, shareholders, affiliates, and certain other associated persons (collectively, the Indemnitee Group) and to hold the Indemnitee Group harmless from and against all claims or liabilities relating to the Company’s business, including all litigation claims then being asserted against the Company. Mr. Gregory’s agreement is subject to certain conditions, among them that (i) it is effective until not later than October 11, 2004, (ii) it is contingent on the successful completion of a securities offering by the Company, and (iii) his obligation shall be satisfied only by his delivery to the Company of such number of the Company’s common shares owned by him, valued for this purpose at $2.50 per share, as shall be equal to the amount of any claim settled or finally determined. Mr. Gregory has granted the Indemnitee Group a security interest in his shares to secure his obligation.

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

On May 2, 2002, the Company entered into a non-binding letter of intent with an underwriter to engage in a firm-commitment registered public offering of 1,500,000 units, each unit consisting of one share of the Company’s common stock and a warrant to purchase one additional share of the Company’s common stock, representing 35% of our equity fully diluted, at an offering price currently estimated at $6.00 per unit. The letter of intent is subject to various conditions and to the execution of formal written underwriting documents.

5.     LEGAL MATTERS

There have been no significant developments to litigation matters since filing of fiscal year 2001 Form 10-KSB.

6.    COMMON STOCK

Effective May 7, 2002, the Company authorized and issued 692,391 shares of its common stock to the Chief Executive Officer of the Company for payment of previously accrued wages valued at $41,543 ($0.06 per share).

Effective June 30, 2002, the Company authorized and issued 10,000 shares of its common stock to a nonaffiliated third party for payment of membership dues valued at $1,000 ($0.10 per share).

7.    RELATED PARTY TRANSACTIONS

Loan payable—stockholder:    The Company owes its president $93,206 at June 30, 2002. The obligation is the result of payments made by the president on the Company’s behalf. Such payments covered certain debt requirements as well as operating expenses. Such expenditures on the Company’s behalf totaled $11,115 and $22,230 for the three and six-month periods ended June 30, 2002.

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

We believe that our financial condition and results of operations included in this report are not indicative of our future prospects. During the six months ended June 30, 2002 and the year ended December 31, 2001, we had been in transition. During these periods, we discontinued our insurance agency business, acquired the Small Business Investment Company of America, Inc. and commenced the implementation of a new business plan and operation.

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

Results of Operations

Six Months Ended June 30, 2002

During the six months ended June 30, 2002, our cash position decreased from $5,705 at June 30, 2001 to $640 at June 30, 2002. During the same six month period ended June 30, 2002, we realized a net loss of $210,645 after revenue of $0, ongoing operational expenses in the total amount of $150,731, interest expense of $59,647, interest income of $220 and a realized loss from the sale of marketable securities in the amount of $487.

Three Months Ended June 30, 3002

During the three months ended June 30, 2002, we realized a net loss of $125,873 after revenues of $0, ongoing operational expenses in the total amount of $95,402, interest expense of $29,985 and a realized loss on the sale of marketable securities in the amount of $487.

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

None.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)    EXHIBITS.

99.1 - Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    REPORT ON FORM 8-K.

We did not file any reports on Form 8-K during the period covered by this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mega Group, Inc.

Date: December 27, 2002	By:	/s/ JOHN H. BROWN
Name: John H. Brown Title: Chief Executive Officer

Date: December 27, 2002	By:	/s/ MERRITT C. BROWN
Name: Merritt C. Brown Title: Chief Financial Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, John H. Brown, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Mega Group, Inc;

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

Date: December 27, 2002

/s/ JOHN H. BROWN
John H. Brown, Chief Executive Officer of Mega Group, Inc.

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

Date: December 27, 2002

/s/ MERRITT C. BROWN
Merritt C. Brown, Chief Financial Officer of Mega Group, Inc.