Form 10QSB
period 2002-09-30
MEGA GROUP INC
filed 2002-12-27
CIK 828942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number 000-17510

MEGA GROUP, INC.
(Exact name of small business issuer as specified in its charter)

NEW YORK	14-1653446
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1730 Rhode Island Ave., N.W. Suite 415, Washington, DC 20036
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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

September 30, 2002
ASSETS
CURRENT ASSETS
Cash	$4,527
Marketable securities	1,328
Loans receivable – affiliates	46,011
Loans receivable – stockholders	53,995
Loans finance costs, net	6,667

TOTAL CURRENT ASSETS	112,528

PROPERTY AND EQUIPMENT
Computer equipment	10,683
Office furniture and equipment	13,695

TOTAL	24,378
Less: Accumulated depreciation and amortization	(15,877)

NET PROPERTY AND EQUIPMENT	8,501

TOTAL ASSETS	$121,029

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

September 30, 2002
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$988,862
Accounts payable and accrued expenses	607,397
Accrued wages	374,547
Accrued interest	191,008
Loans payable – stockholder	104,321
Loans payable – affiliates	2,939

TOTAL CURRENT LIABILITIES	2,269,074
LONG-TERM DEBT, NET OF CURRENT PORTION	18,133

TOTAL LIABILITIES	2,287,207

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Preferred stock, cumulative 8%, $1 par value per share,400,000 shares authorized, 10,000 shares issued and outstanding	10,000
Common stock, $0.016 par value per share, 25,000,000 shares authorized, 9,359,303 shares issued and outstanding	149,749
Additional paid-in capital	3,544,718
Accumulated deficit	(5,869,375)
Accumulated other comprehensive income (loss)	(1,270)

TOTAL DEFICIENCY IN STOCKHOLDERS’ EQUITY	(2,166,178)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY	$121,029

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2002
REVENUE	$—	$—	$2,858	$—

OPERATING EXPENSES
Compensation and benefits	10,991	50,000	88,474	125,000
Other selling, general and administrative expenses	54,146	135,397	196,883	209,745
Depreciation and amortization	1,000	4,025	3,000	5,408

TOTAL OPERATING EXPENSES	66,137	189,422	288,357	340,153

LOSS FROM OPERATIONS	(66,137)	(189,422)	(285,499)	(340,153)

OTHER INCOME (EXPENSE)
Interest income	57	—	941	220
Interest expense	(26,199)	(36,427)	(77,620)	(96,074)
Realized loss on sale of marketable securities	(6,541)	—	(85,567)	(487)

TOTAL	(32,683)	(36,427)	(162,246)	(96,341)

LOSS BEFORE BENEFIT FOR INCOME TAXES	(98,820)	(225,849)	(447,745)	(436,494)
BENEFIT FOR INCOME TAXES	20,144	—	39,544	—

NET LOSS	$(78,676)	$(225,849)	$(408,201)	$(436,494)

BASIC NET LOSS PER COMMON SHARE
Basic net loss per common share	$(.01)	$(.03)	$(.05)	$(.05)

Weighted average common shares outstanding	8,056,912	8,864,738	8,056,912	8,468,676

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2002
NET LOSS	$(78,676)	$(225,849)	$(408,201)	$(436,494)

DECREASE IN UNREALIZED LOSS ON MARKETABLE SECURITIES, NET OF TAX	—	248	—	32
UNREALIZED GAIN ON MARKETABLE SECURITIES	16,818	—	13,792	—
RECLASSIFICATION OF PREVIOUSLY UNREALIZED LOSS ON MARKETABLE SECURITIES TO REALIZED	6,541	—	85,567	—
TAX PROVISION	(19,744)	—	(39,744)	—

OTHER COMPREHENSIVE INCOME (LOSS)	3,615	248	59,615	32

COMPREHENSIVE INCOME (LOSS)	$(75,061)	$(225,601)	$(348,586)	$(436,462)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(408,201)	$(436,494)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Realized loss on disposition of marketable securities	85,567	487
Depreciation and amortization	3,000	5,408
Benefit for income taxes	(39,744)	—
Court judgment increasing long term debt	5,817	—
Seizure of cash in litigation	9,345	—
Common stock issued for payment of membership dues	—	1,000
Common stock issued for payment of professional services	—	50,000
(INCREASE) DECREASE IN
Accrued interest	(725)	—
INCREASE (DECREASE) IN
Accounts Payable and accrued expenses	147,721	(54,032)
Accrued wages	—	125,000
Accrued interest	77,619	76,678

NET CASH USED BY OPERATING ACTIVITIES	(119,601)	(231,953)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(45,307)	(323)
Proceeds from sale of marketable securities	137,347	—
Loan made to stockholder, net	—	(53,995)
Loans made to affiliates, net	(19,395)	(877)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	72,645	(55,195)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt proceeds	30,000	321,930
Principal payments on debt	(33,151)	(80,700)
Loans from stockholder	45,241	33,345
Loans from affiliate	280	—
Preferred dividends	(600)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	41,770	274,575

NET DECREASE IN CASH	(5,186)	(12,573)
CASH—BEGINNING OF PERIOD	26,383	17,100

CASH—END OF PERIOD	$21,197	$4,527

SUPPLEMENTAL CASH FLOW INFORMATION
Actual Cash Payment for:
Income Tax	$200	$—
Interest	$—	$19,396

Noncash Investing and Financing transactions
Common Stock issued for payment of loan financing costs	$—	$10,000
Common Stock issued for payment of accrued wages	$—	$41,543
Marketable securities exchanged for payment of accrued wages	$—	$84

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

Results of operations for the nine and three months ended September 30, 2002 are not necessarily indicative of results to be achieved for the full fiscal year.

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

4. FINANCIAL CONDITION

As of September 30, 2002, the Company has a deficiency in stockholders’ equity and a working capital deficiency. In addition, the Company is in default on certain notes payable and other obligations and is involved in significant litigation involving past business dealings. On October 11, 2000, as a condition of Mega Group, Inc.’s acquisition of SBICOA, the president, Steven Gregory, agreed to indemnify the Company and respective directors, shareholders, affiliates, and certain other associated persons (collectively, the Indemnitee Group) and to hold the Indemnitee Group harmless from and against all claims or liabilities relating to the Company’s business, including all litigation claims then being asserted against the Company. Mr. Gregory’s agreement is subject to certain conditions, among them that (i) it is effective until not later than October 11, 2004, (ii) it is contingent on the successful completion of a securities offering by the Company, and (iii) his obligation shall be satisfied only by his delivery to the Company of such number of the Company’s common shares owned by him, valued for this purpose at $2.50 per share, as shall be equal to the amount of any claim settled or finally determined. Mr. Gregory has granted the Indemnitee Group a security interest in his shares to secure his obligation.

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

6. LONG-TERM DEBT

On July 15, 2002, the Company entered into a Loan and Security Agreement with Matah Holdings, LLC (a New Jersey Limited Liability Company). The agreement provides a working capital loan facility under which borrowings may be made up to $500,000 from July 18, 2002 through August 28, 2002. To date, proceeds from two $150,000 promissory notes dated July 18, 2002 and July 29, 2002 have been received. The notes are personally guaranteed by the chief executive officer and treasurer (who are also majority stockholders). Principal and accrued interest at 12% per annum under each note are due on January 14, 2003 (no monthly payments are required). This agreement also called for 100,000 shares of the Company’s common stock to be issued to the lender as additional consideration.

7. COMMON STOCK

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

Effective May 2, 2002, the Company authorized the issuance of 400,000 shares of its common stock to a nonaffiliated investment bank for financial consulting services valued at $40,000 ($0.10 per share). The stock was issued on September 30, 2002.

Effective July 15, 2002, the Company authorized the issuance of 100,000 shares of its common stock to Matah Holdings, LLC (see above) as partial consideration, valued at $10,000 ($0.10 per share), for entering into a loan and security agreement with the Company and for advancing loans to the Company totaling $300,000.

Effective September 15, 2002, the Company authorized the issuance of 100,000 shares of its common stock to a former executive for past professional services valued at $10,000 ($0.10 per share). The stock was issued on September 30, 2002.

8. RELATED PARTY TRANSACTIONS

Loan payable—stockholder: The Company owes its president $104,321 at September 30, 2002. The obligation is the result of payments made by the president on the Company’s behalf. Such payments covered certain debt requirements as well as operating expenses. Such expenditures on the Company’s behalf totaled $11,115 and $33,345 for the three and nine-month periods ended September 30, 2002.

Loan receivable—stockholder: In August 2002, the Company advanced $99,995 to an officer under a short-term borrowing arrangement. $53,995 remains unpaid as of September 30, 2002.

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

We believe that our financial condition and results of operations included in this report are not indicative of our future prospects. During the six months ended September 30, 2002 and the year ended December 31, 2001, we had been in transition. During these periods, we discontinued our insurance agency business, acquired the Small Business Investment Company of America, Inc. and commenced the implementation of a new business plan and operation.

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

Results of Operations

Nine Months Ended September 30, 2002

During the nine months ended September 30, 2002, our cash position decreased from $21,197 at September 30, 2001 to $4,527 at September 30, 2002. During the same nine-month period ended September 30, 2002, we realized a net loss of $436,494 after revenue of $0, ongoing expense in the total amount of $340,153, interest expenses of $96,074, interest income of $220 and a realized loss from the sale of marketable securities in the amount of $487.

Three Months Ended September 30, 3002

During the three months ended September 30, 2002, we realized a net loss of $225,849 after revenues of $0, ongoing expenses in the total amount of $189,422 and interest expense of $36,427.

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

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

99.1—Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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