Form 10KSB
period 2002-12-31
MEGA GROUP INC
filed 2003-03-07
CIK 828942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

Common Stock, $.016 Par Value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $30,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $510,274.55 as of February 20, 2003, based on the last reported sale price on that date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,359,303 shares of common stock (including 75,302 shares held of record by our wholly-owned subsidiary), as of March 3, 2003.

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

Directly or through SBICOA, we propose to operate as a specialized financial institution, known as a Community and Individual Investment Corporation (“CIIC”), under an initiative of the U.S. Department of Housing and Urban Development (“HUD”). CIICs are for-profit, resident-owned, non-bank “banks” that, in the words of HUD, “serve an important function by making business and housing loans for projects in low- and moderate-income communities.”  HUD’s CIIC initiative has been designed to provide start-up money and other capital to CIICs. The initiative is intended to capitalize CIICs so they may provide forgivable loans for workforce development, job creation, and business growth. HUD’s funding requires CIICs to form partnerships to attract additional private funds and credit.

CIICs are intended to supplement the growing availability of credit to inner-city communities afforded by community development banks, community development credit unions, and other for-profit lending institutions providing credit and loans to locally owned and operated businesses and affordable housing developers under programs of the U.S. Treasury Department; banks, other financial institutions, and state and local development companies providing loans, microloans, and intensive marketing, management, and technical assistance to small business concerns in areas of high unemployment or low income under programs of the U.S. Small Business Administration (“SBA”); and community development block grants for economic development, and the empowerment zone and enterprise community programs, administered by HUD.

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

In addition, directly or through SBICOA, and subject to approval by the SBA, we propose to acquire, or become licensed to operate as, a Small Business Investment Company (“SBIC”) and a New Markets Venture Capital Company (“NMVCC”), under the Small Business Investment Act of 1958, as recently amended, and accordingly to provide:

•       SBA-guaranteed debt financing or equity capital, or both, to small-business concerns; and

•       Developmental venture capital financing to concerns in identified low-income geographic areas.

We also propose to support community-based financing, through other financial institutions, by making direct investments, providing loan guarantees and other credit enhancements, and purchasing loans. We intend to provide technical assistance to lenders and borrowers and to assist banks in complying with the requirements of the Community Reinvestment Act (“CRA”). The CRA, codified at 12 U.S.C. 2901 and 12 C.F.R. Parts 25, 228, 345, and 563e, encourages depository institutions to help meet the credit needs of the communities in which they operate by, among other things, helping to fund Community Development Entities (“CDE”) and Specialized Small Business Investment Companies (“SSBIC”). CDEs and SSBICs target loans for small- and medium-sized business entities. If properly funded and operated, CDEs and SSBICs can leverage investments from financial institutions and other funding sources to expand the availability of credit, investment capital, and financial services in urban and rural communities. We expect to facilitate that process by investing in CDEs and SSBICs, and by acting as a liquid intermediary between the capital markets, depository institutions, and CDEs and SSBICs.

As discussed below, through our proposed business development company (“BDC”) affiliate, the Emerging Growth Opportunity Fund (“EGOF”), we also expect to package, service, and advise closed-end investment companies and other savings and investment programs that will permit community-based equity participation in these efforts. We propose to partner with a major financial services provider, not yet identified, to offer fee-based memberships in an investment plan and other investment and community reinvestment products through faith-based organizations nationwide.

Finally, we propose to provide fee-based financial consulting services to local governments and businesses throughout the United States.

According to a report made available by the U.S. Department of Commerce, minorities — currently accounting for approximately 26% of the U.S. population — will grow to comprise nearly 50% of the population over the next 50 years. Meanwhile, minority-owned businesses have shown impressive growth since 1990. According to U.S. Bureau of the Census estimates, there are now nearly two million minority-owned firms in the United States, heavily concentrated in wholesale and retail trade, having total annual sales of $205 billion. Of these, nearly 25,000 firms have annual sales in excess of $1,000,000 each. On average, the owners of minority enterprises today possess higher levels of education and managerial skills, and cater to a much more diverse clientele, than their counterparts of only a generation or two ago.

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

As discussed below, we believe that our implementation of a new business model and strategy will offer prospective shareholders and customers:

•      Liquidity

•      An experienced and focused management team

•      Access to the underserved faith-based community

•      A low cost and renewable pool of assets, thus ensuring sustainable earnings growth.

Business Strategy

Our primary goals are to increase shareholder value by: (1) generating sustainable earnings growth and stock appreciation; and (2) maintaining our unique access to the capital markets.  Our business plan is to offer diversified financial services to and to make investments in companies that meet our criteria such as ethnic communities and faith-based entities in the United States. Our business plan shall be implemented in two phases.

Phase One

Phase one of our business plan contemplates engaging in one or more public or non-public equity financings and using the proceeds of such offerings (1) to invest in companies with substantial growth potential that will provide us with a revenue stream through equity participation and revenue sharing agreements with the companies in which we invest; (2) to initiate our investments in, product offerings to and consulting services for ethnic communities and faith-based entities; and (3) to provide seed money to form and register our BDC under the Investment Company Act of 1940, as amended.  Our initial strategy is to invest in companies with substantial growth potential that will provide us with a revenue stream. We believe that our business model can successfully and profitably address the expanding and profitable under-served small and medium sized business entities (“SME”) market segment by:

•      Financing the growth and expansion of CDEs and SMEs

•      Building on our strategic relationships established in the SME community

•     Increasing access to investment capital sources by providing our proprietary investment products, and financial literacy training and consulting services to ethnic community and faith-based investment entities

•      Leveraging equity investments in SSBICs

•      Utilizing the network of more than 600 CDEs and SSBICs to enhance quality deal flow

Phase Two

Implementation of the second phase of our business plan contemplates operating and managing our to be  registered affiliate, EGOF, as a BDC under the Investment Company Act of 1940.  Our  BDC’s primary focus will be investing in or lending to small to medium size entities and making managerial assistance available to them.  Our BDC may use capital provided from public offerings of securities and from other sources to make long-term investments in private growing businesses. BDCs can provide its shareholders with the potential liquidity of a publicly traded company, while sharing in the possible benefits, if any, of investing in privately-held companies.  If successfully formed and registered, our BDC affiliate may be entitled to issue equity and debt securities, subject to the laws, rules and regulations of the Investment Company Act of 1940.

The Market

We believe the market opportunity is significant because our research indicates that there is an unmet need for capital investment in urban communities.  There are approximately 2 million minority-owned businesses in the United States and an additional 15 million SMEs, annually accounting for $202 billion and $3.3 trillion worth of transactions, respectively. The Wall Street Journal reported on April 25, 2002, that minority-owned companies are growing at twice the rate of small firms in general.  Moreover, recent legislation and public policy initiatives encourage the federal government and large corporations to set aside twenty-three percent (23%) of their purchasing needs for fulfillment by SMEs and minority businesses. Based upon interviews conducted, we believe that little effort is made to attract the minority middle-class to invest in the capital markets, and even less is done to finance SMEs in urban and rural areas, or to provide investment savings and financial literacy training.

We are well positioned to be the financial intermediary between the mainstream institutions, the CRA depositary community, SMEs, individuals and community development organizations.  By virtue of being a publicly traded company, Mega affords individual and institutional investors the information, access, valuation, and liquidity they demand. Most small business investments do not afford investors timely information, liquidity or an exit strategy for their investments.  Our current and planned organizational and operational structure may enable us to accommodate those investment requirements, and is uniquely positioned to offer investors fiscally responsible investments, and in some cases significant tax credits. For example, the New Markets Tax Credit permits, under certain conditions, individual and corporate taxpayers to receive a credit against Federal income taxes of up to 39 percent of invested funds for qualified equity investments in CDEs.  To obtain detailed information regarding this program, you should visit the U.S. Department of the Treasury’s website at www.cdfifund.gov.

Moreover, prospective loan and investment opportunity growth may come from the hundreds of networking contacts around the country that our senior management currently enjoys.  These sources include investment bankers, community leaders, principals of other private funds and the more that 600 CDEs and SBICs located around the country.

Investment Strategy

Our proposed investment strategy is to make loans to and investments in SMEs and CDEs with annual revenues in the range of $1 million to $50 million, a market which traditionally does not have ready access to long-term, unsecured debt financing. Our loans may include features such as detachable warrants, equity kickers, and in some cases, may accrue tax benefits to investors’ under the U.S. Treasury’s New Markets Tax Credit program discussed above. Through EGOF, we plan to adhere to strict underwriting procedures and criteria when making loans to and investments in SMEs and CDEs.

Underwriting Procedures

Our underwriting procedures and criteria for making loans to and investments in CDEs and SMEs, as well as for joint investments with other SBICs, includes, but is not limited to:

•      Evaluating target investment portfolio company assumptions including recession impact analyses.

•      Preparing cash flow coverage of debt service models under extreme conditions.

•      Participating in or membership on boards of directors in our portfolio companies.

•      Assisting portfolio companies with making strategic business or accretive acquisitions, as well as devising investment exit strategies.

Generally, we will require that companies in which we invest demonstrate:

•      strong market position;

•      community involvement;

•      sales growth;

•      positive cash flow; and

•      profitability

We will also evaluate the quality of management, and seek experienced entrepreneurs with a proven track record, relevant industry experience, and significant cash equity in their business. We do not expect to invest, either directly or indirectly, in startups, turnarounds, high technology or highly leveraged entities.

Our business model carries elements of risk relevant to any investment activity, and may include, but is not limited to:

•       Investment risks associated with SMEs that are undercapitalized, poorly managed or that lack access to the capital markets for expansion and growth

•       Economic risks, including periodic business downturns that impact portfolio companies

•       Competition for quality investment and loan opportunities with other investors/lenders who target our target market

•       In the case of SBICs, CDEs and BDCs, the risk that government regulations may adversely affect our investment strategies

We will seek to mitigate these underwriting risks by ensuring strict adherence to our investment policies and procedures.  In all cases, our primary objective is the preservation of principal. Consequently, we will:

•      Conduct extensive initial due diligence, including the use of risk models to stress test debt coverage under a variety of business and economic conditions.

•      Continuously monitor portfolio companies, including stress testing and imposition of a grading system to measure the finacial viability of a portfolio company.

•      We will aggressively intervene in cases when certain “threshold” financial ratios indicate financial deterioration.

•      Spread and diversify risk by partnering with other investment funds, CDEs and SBICs to fund our portfolio companies.

•      Maintain our network of quality investment opportunities through affiliations with national business, legal, and financial leaders.

•      Maintain relationships with other investment funds to voice our collective concerns at the state and Federal level.

Competition

Commercial banks, private placement offerings, mezzanine funds are the primary competitors for our loans to and investments in CDEs and SMEs. Commercial banks primarily provide senior secured and unsecured short-term debt.  Generally, commercial banks do not provide long-term unsecured loans.  Commercial finance companies generally provide senior secured long-term debt. Private placement offerings of equity and high-yield debt generally involve very large transactions, typically well in excess of $50 million.

Private mezzanine funds also provide unsecured long-term debt to private companies, but the shareholder or stakeholder nature of our investment strategy may permit us to be a better long-term partner for our portfolio companies compared to a traditional mezzanine fund, which typically has a defined investment horizon.

Generally, our investments will be structured as unsecured, subordinated loans that carry a fixed interest rate, with revenue sharing features to provide us with current income.  Moreover, the presence of equity kickers on loans may provide additional income. Loans made by us may have interest only payments in the early years, with principal and interest payments in later years with maturities ranging from five to ten years. Moreover, we may consider preferred stock investments structured to provide us with dividend yield income. In addition, we will seek to generate management or consulting fees for managerial and consulting services that we provide to companies, as well as to our portfolio companies.

Presently, we have not identified any other company that has penetrated or controls the urban and rural segment of the financial services market.  Given our “first to market” status and senior management’s well-established community and faith-based contacts and partnerships, our prospects are reasonable for capturing a significant market share of this segment.

Item 2.    Description of Property.

We occupy approximately 1,000 square feet of office space, as a month-to-month subtenant of a nonaffiliate, at 1730 Rhode Island Ave., N.W., Suite 415, Washington, D.C. 20036. We do not own, or invest in, any real property.

 Item 3.    Legal Proceedings.

We are one of several defendants in a civil action, for the payment of a promissory note, captioned David G. Becking, et al. v. Mega Group, Inc., et al., which commenced April 29, 1997 in the Supreme Court for the County of Albany, New York.  The plaintiffs were the former owners of an insurance agency which the Company purchased on December 30, 1988.  The other defendants were guarantors of the promissory note.  Several of the defendants asserted claims against third-party defendants who included the Company’s president, director, and principal shareholder, Steven C. Gregory.  As of March 15, 2000, the plaintiffs’ claim against the defendants, including principal and interest, totaled $754,758.  On that date, the Company settled with the plaintiffs for a payment to them of $92,000 in cash and by delivering to them two promissory notes, each in the amount of $75,000 due and payable in 48 consecutive monthly installments, with interest at the rate of 9% per annum, payable $1,852 commencing April 1, 2000, with the final payment due March 1, 2004.  By order dated November 16, 2000, the court obligated the Company to pay defendant Martin J. Keary any portion of a judgment for $146,397 which he must pay to the plaintiffs and to reimburse him for his attorney’s fees in defending the action in an amount which the court will approve.  The court dismissed all remaining claims against Mr. Gregory and the Company.  The entire $146,397 is included in the current portion of long-term debt on the accompanying December 31, 2002 and 2001 Balance Sheets.

We are the intervener-petitioner in a civil action for damages and injunctive relief captioned Mega Personal Lines, Inc. v. Robert L. Halton, et al., which commenced June 12, 2001 and is pending in the Supreme Court for the County of Saratoga, New York.  The petitioner is the purchaser, effective April 1, 2000, of substantially all of the Company’s remaining assets, and the respondents include the Company’s our judgment creditor, Robert L. Halton, and various third-party garnishees.  Mega Personal Lines, Inc. seeks the return and release to it of insurance commissions which, it alleges, were improperly garnished by Mr. Halton in Mega Group, Inc. v. Robert L. Halton.  Mr. Halton seeks to invalidate and set aside the transfer of the Company’s assets to Mega Personal Lines, Inc., so that the assets, including the insurance commissions, might be used to satisfy his September 29, 2000 partial summary judgment against the Company.  He alleges generally that the transfer of the assets was not supported by fair consideration and was made with actual intent to hinder, delay, or defraud the Company’s creditors. The Company is defending itself against Mr. Halton’s claims.  As of December 31, 2002, all pleadings had been served in the litigation, and partial discovery had taken place.  Subsequent to December 31, 2001, the Company successfully obtained Court authorization to intervene in the proceeding, as an interested party. Discovery continues to take place, and no trial date has been set.

We are one of several defendants in a civil action for equitable relief captioned Halton v. Gregory, et al., which commenced on July 22, 2002, and is pending in the Supreme Court for the County of Saratoga, New York.  The plaintiff, Robert L. Halton, is the Company’s judgment creditor, and the defendants also include the Company’s president, Steven C. Gregory.  In the action, Mr. Halton seeks to invalidate and set aside the transfer, effective April 1, 2000, of the Company’s remaining assets to Mr. Gregory, as described in Note 1, so that the assets might be used to satisfy Mr. Halton’s September 29, 2000 partial summary judgment against the Company.  Mr. Halton also seeks an accounting of the asset transfer.  He alleges generally that the transfer of the assets was not for a fair equivalent value and was made with the actual interest to hinder, delay, or defraud our creditors.  The Company is defending its position in the action.  From December 31, 2001 to the present, the defendants have served their answer, but no discovery has taken place.

We are a respondent in a civil action, for confirmation of an arbitration award captioned Herman Adler v. Mega Group, Inc., et al., which commenced on November 15, 1999, in the Supreme Court for the County of Albany New York. The petitioner, now deceased, was the former owner of an insurance agency which we purchased in 1985.  He claimed that the Company failed to honor the payment terms of the agency purchase agreement.  On December 15, 1999, an arbitrator rendered, and on March 7, 2000 the arbitrator modified, an award in favor of the petitioner and against the Company in the amount of $157,381.  On January 8, 2001, the Supreme Court confirmed the arbitration award and entered judgment against the Company for $168,808 including costs and interest.  The judgment creditor restrained the Company from making any sale, assignment, transfer, or interference with any property in which the Company has an interest until the judgment is satisfied or vacated.  The awarded amount is included in the current portion of long-term debt and related costs and interest are included in accounts payable and accrued expenses on the accompanying December 31, 2002 and 2001 Balance Sheets.

We are the defendant in a civil action for money damages, for breach of a computer financing agreement, captioned First State Bank v. Mega Group, Inc., in the Supreme Court for the County of Saratoga, New York.  On December 14, 2000, the Supreme Court entered judgment against the Company in the amount of $48,000.  The judgment creditor restrained the Company from making any sale, assignment, transfer, or interference with any property in which the Company has an interest until the judgment is satisfied or vacated.  The judgment amount is included in the current portion of long-term debt on the accompanying December 31, 2002 and 2001 Balance Sheets.

We are a defendant in other pending lawsuits which, in the view of management, are not material to the financial statements.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

According to our transfer agent, there were 223 record holders of our common stock on December 31, 2002. It was listed on the OTC Bulletin Board until January 10, 2000. Since then it has traded in the over-the-counter market and been quoted in the “pink sheets,” and accordingly the public trading market for our common stock is limited. The range of the high and low bid prices for each quarter within the last two fiscal years, according to information provided by the electronic quotations service of Pink Sheets LLC, follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2000	$.25	$.125
June 30, 2000	$.75	$.25
September 30, 2000	$.50	$.35
December 31, 2000	$.375	$.05
March 31, 2001	$.11	$.08
June 30, 2001	$.11	$.06
September 30, 2001	$.10	$.06
December 31, 2001	$.06	$.06
March 31, 2002	$.23	$.23
June 30, 2002	$.20	$.06
September 30, 2002	$1.00	$.75
December 31, 2002	$.95	$.25

We have declared no dividends on our common equity since December 31, 1999 and, to preserve liquidity, are unlikely to pay any dividends on our common equity in the foreseeable future.

On May 7, 2002, the Company issued 692,391 shares of its common stock to its Chief Executive Officer for payment of previously accrued and unpaid wages valued at $41,543 ($0.06 per share based on the trading price of the Company’s shares on the issuance date).

On June 30, 2002, the Company issued 10,000 shares of its common stock for payment of membership dues to the Center for New Black Leadership valued at $1,000 ($0.10 per share, based on management’s estimate of the fair market value of the shares at the issuance date).

On July 15, 2002, the Company issued 100,000 shares of its common stock to Matah Holdings, LLC as partial consideration, valued at $10,000 ($0.10 per share, based on management’s estimate of the fair market value of the shares at the issuance date), for entering into a loan and security agreement.

On September 30, 2002, the Company issued 400,000 shares of its common stock to a nonaffiliated investment bank for financial consulting services valued at $40,000 ($0.10 per share, based on management’s estimate of the fair market value of the shares at the issuance date).

On September 30, 2002, the Company issued 100,000 shares of its common stock to a former executive for past professional services valued at $10,000 ($0.10 per share, based on management’s estimate of the fair market value of the shares at the issuance date).

In October 2000, the Company granted three stockholders/employees options, exercisable until March 30, 2001, to purchase a total of 660,000 shares of its common stock for $3.00 per share. Because the exercise price under these stock purchase options is higher than the fair market value of a share of common stock at the date of grant, no expense has been recognized.  At the same time, the Company granted the same three stockholders put options, exercisable until June 28, 2001, which, contingent on the occurrence of certain events, required the Company to purchase a total of 660,000 of such stockholders’ shares of its common stock for $0.50 per share.  These purchase and put options expired unexercised.

In June 2001, the Company granted one of its directors options, exercisable until June 30, 2006 or until 30 days prior to the commencement of any registered public offering of its equity securities, whichever comes first, to purchase a total of 100,000 shares of its common stock for $.50 per share.

In July and August 2001, the Company granted a promissory note holder options to purchase a total of 60,000 shares of its common stock for $.50 per share, of which options to purchase 40,000 and 20,000 shares are exercisable until July 17, 2003 and August 6, 2003, respectively, or until 15 days prior to the effective date of any registration statement covering its equity securities to be publicly offered and sold, whichever comes first.  In October 2001, the Company granted a promissory note holder options, exercisable until September 24, 2003 or until 90 days after the closing of any registered public offering of equity securities, whichever comes first, to purchase 120,000 shares of its common stock for $.50 per share.

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

The following table provides information, as of December 31, 2002, concerning the number of shares of our common stock issuable under options then outstanding:

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

As of December 31, 2002, we had a deficiency in stockholders’ equity of approximately $2,415,000 and a working capital deficiency of approximately $2,420,000.  In addition, we are in default on certain notes payable and other obligations and are involved in significant litigation involving past business dealings.  On October 11, 2000, as a condition of its acquisition of SBICOA, its president, Steven Gregory, agreed to indemnify the Company, SBICOA, and its respective directors, shareholders, affiliates, and certain other associated persons (collectively, the “Indemnitee Group”) and to hold the Indemnitee Group harmless from and against all claims or liabilities relating to its business, including all litigation claims then being asserted against the Company (other than the Herman Adler v. Mega Group, et al., claim described in the “Legal Proceedings” disclosure herein).  Mr. Gregory’s agreement is subject to certain conditions, among them that (i) it is effective until not later than October 11, 2004, (ii) it is contingent on the successful completion of a securities offering by the Company, and (iii) his obligation shall be satisfied only by his delivery to the Company of such number of its common shares owned by him, valued for this purpose at $2.50 per share, as shall be equal to the amount of any claim settled or finally determined.  Mr. Gregory has granted the Indemnitee Group a security interest in his shares to secure his obligation.

The intent of the our management is to direct it into new business lines providing financial services to currently underserved ethnic minorities through alliances with churches and other organizations serving those groups.  We intend in the near term to obtain additional equity funding and to obtain additional debt financing to pursue these new lines of business and to provide the funds to satisfy its current obligations.  The extent to which we can raise additional equity and financing and achieve profitable operations from new business activities will determine if we can continue as a going concern.

On May 2, 2002, we entered into a non-binding letter of intent with an underwriter to engage in a firm-commitment registered public offering of 1,500,000 units, each unit consisting of one share of its common stock and a warrant to purchase one additional share of its common stock, representing 35% of its equity fully diluted, at an offering price currently estimated at $6.00 per unit.  The letter of intent is subject to various conditions and to the execution of formal written underwriting documents.

Management believes it will be successful in obtaining additional equity and debt financing, but no assurances can be given in this regard.

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

Since October 11, 2000, through SBICOA, we have sustained operations substantially through private borrowings.

Our business plan calls for a capitalization of at least $30,000,000. Accordingly, we are now substantially undercapitalized. We estimate that we have sufficient liquidity to satisfy our cash requirements until at least May 2003. We expect to satisfy any liquidity needs during the foreseeable future by engaging in one or more public or non-public equity financings. The nature of our business and proposed business does not require any significant product research and development, purchase or sale of plant and equipment, or changes in the number of employees.

Results of Operations

Fiscal Year- Ended December 31, 2002

During the fiscal year ended December 31, 2002, we generated nominal revenues of $30,000 from financial consulting services. Our cash position decreased from $17,100 at December 31, 2001 to $4,031 at December 31, 2002. During the same fiscal year ended December 31, 2002, we realized a net loss of $684,439 after revenue of $30,000, ongoing expenses in the total amount of $586,594, interest expense of $127,997, interest income of $640 and a realized loss from the sale of marketable securities in the amount of $488. During the fiscal year ended December 31, 2002, we sustained operations substantially through private borrowings in the aggregate amount of $315,000.

Fiscal Year- Ended December 31, 2001

During the fiscal year ended December 31, 2001, we generated no revenues. Our cash position decreased from $26,383 at December 31, 2000 to $17,100 at December 31, 2001. During the same fiscal year ended December 31, 2001, we realized a net loss of $554,637 after ongoing expenses in the total amount of $402,899, interest expense of $107,374, interest income of $404 and a realized loss from the sale of marketable securities in the amount of $84,402. During the fiscal year ended December 31, 2001, we sustained operations substantially through private borrowings in the aggregate amount of $90,547 and from proceeds from the sale of marketable securities of $147,332.

 Item 7.    Financial Statements.

See pages F-1 through F-23 attached hereto.

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

John H. Brown, 56, has been our chairman of the board of directors and chief executive officer since October 2000 and chairman of the board of directors and chief executive officer of SBICOA since March 2000. From August 1999 to October 2001, he was vice president and branch manager of Paulson Investment Co., Inc., an investment banking firm and member of the National Association of Securities Dealers, Inc. From April 1998 to July 1999, he was director of syndicate operations for The Chapman Company, another investment banking firm. Mr. Brown managed Global Venture Group, a venture capital company financing minority-owned enterprises, from June 1995 to April 1998. He is past president of the Oregon chapter of the National Association of Minority Contractors. He is the husband of Joyce L. Brown.

Steven C. Gregory, 52, has been our president and director since October 1997. Since 1981, he has been president of Associates of Clifton Park, Inc., an insurance agency.

Merritt C. Brown, 56, has been our vice president, chief financial officer, and director since September 2002. From October 2000 to August 2002, he was senior vice president and chief administrative officer of J.P. Morgan Chase, an international investment bank, where his responsibilities included managing an investment portfolio, infrastructure review and evaluation, and managing a 2,500-person division worldwide. From September 1986 to August 2000, he was employed as a foreign service officer by the U.S. Department of State, where he served as deputy chief of mission (deputy ambassador) in two tours of duty. Merritt C. Brown is unrelated to John H. or Joyce L. Brown.

Joyce L. Brown, 55, has been our vice president, secretary, and director since October 2000 and an officer and director of SBICOA since March 2000. Since 1990, she has been a management information systems consultant and staff coordinator.

Vern S. Morris, 47, has been our director since October 2000 and a director of SBICOA since March 2000. Since February 1998, he has been market manager of Brinker International, Inc., a retailer, with responsibility for multi-unit store operations having sales of approximately $5 million per year. From January 1996 to February 1998, he was area director for Boston Market, a restaurant operator and franchiser, with responsibility for multi-unit store operations having sales of approximately $8 million per year.

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

Item 10.    Executive Compensation.

The table below sets forth certain information concerning all plan and non-plan compensation which was earned by, or which we awarded or paid to, the individuals serving as our chief executive officer during the years ended December 31, 2002, 2001 and 2000 and, if compensated and serving at year-end, as any of our other executive officers during our fiscal years then ended (collectively, the “named executive officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options/SARs	LTIP Payouts	All Other Comp.
John H. Brown,	2002	$75,000	—	—	—	—	—	—
Chairman and Chief Executive	2001	$75,000	—	—	—	—	—	—
Officer	2000	—	—	—	—	—	—	—

Joyce L. Brown,	2002	$75,000	—	—	—	—	—	—
Secretary and Treasurer	2001	$75,000	—	—	—	—	—	—
	2000	$75,000	—	—	—	—	—	—

Merritt C. Brown,			—	—	—	—	—	—
Vice President and Chief Financial	2002	$37,500	—	—	—	—	—	—
Officer	2001	—	—	—	—	—	—	—

During our fiscal years ended December 31, 2002 and 2001, we granted no stock options or stock appreciation rights to either of the named executive officers, and neither of them exercised any stock options or stock appreciation rights. At fiscal year end, neither of the named executive officers held any unexercised options or stock appreciation rights, or any restricted stock subject to performance-based conditions to vesting. During our fiscal years ended December 31, 2002 and 2001, we granted no awards to either of the named executive officers under any long-term incentive plan.

We have no standard arrangement under which we compensate our directors and, except as noted below, none of our directors received any compensation for any service as a director during our fiscal year ended December 31, 2002. On June 8, 2001, we granted an option, to our former director, Anthony W. Robinson, for the purchase of 100,000 shares of our common stock. The option is exercisable, at $.50 per share, until June 30, 2006 or until 30 days prior to the commencement of any public offering of our equity securities, whichever comes first.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information, as of December 31, 2002, concerning the shares of our common stock owned by each more-than-five-percent beneficial owner of our common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group:

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

On December 31, 2002, Robert L. Halton, our former officer and director, owned 10,000 shares of our 8% cumulative nonconvertible preferred stock, representing all of the issued and outstanding shares of our preferred stock, our only other outstanding class of equity securities.

Except as otherwise indicated, all of the persons named above hold their shares directly and of record. None of them holds any shares under a trust or other comparable agreement. We know of no arrangements which may result in a change in our control.

(1)      Based on 8,833,605 shares of common stock issued and outstanding, less 75,302 shares held of record or beneficially by SBICOA, our wholly-owned subsidiary, plus any additional shares deemed “beneficially owned” by the respective beneficial owners, computed as provided in Section 13(d)(4) of the Securities Exchange Act of 1934 and SEC Rule 13d-3. John H. and Joyce L. Brown exercise shared voting and investment power with respect to the shares held by SBICOA.

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

The contracted-for purchase price for the sale of substantially all of our remaining assets to Mega Personal Lines, Inc., on April 1, 2000, was $427,000, of which $208,000 was paid in cash, $92,000 by the setoff of a related obligation, and $127,000 by the forgiveness of debt claimed owing to Mr. Gregory. Mr. Gregory has advised us that we incurred the $127,000 debt to him for attorney’s fees, rent, automobile expenses, working capital advances, and other expenses in the ordinary course of business, and that he paid them on our behalf, from 1996 to 2000. He separately waived any claim against us for payment of such expenses. Mr. Gregory has further advised us that, in connection with that transaction, he personally loaned $100,000 to the purchaser, that the purchaser, on March 15, 2000, used $92,000 of the loan to settle David G. Becking, et al. v. Mega Group, Inc., et al. on our behalf, as described above, that the loan was subsequently converted into a 40% equity interest in Mega Personal Lines, Inc., which Mr. Gregory continues to own, and that Mega Personal Lines, Inc. set off our $92,000 obligation to it against the purchase price. Mr. Gregory has further advised us that, under an arrangement which he has with Mega Personal Lines, Inc., he is entitled to compensation of $2,000 per month for managing its office in Ballston Lake, New York. We were not a party to any agreement or arrangement under which Mr. Gregory made or received, or is to receive, these payments or an equity interest in Mega Personal Lines, Inc.

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

John H. Brown, the beneficial owner of 2,603,132 shares of our common stock, or 32.3% of our issued and outstanding common stock as computed in “Principal Shareholders,” and Joyce L. Brown, the beneficial owner of 3,109,732 shares of our common stock, or 38.6% of our issued and outstanding common stock as computed in Item 11, may be deemed to be our “parents” within the meaning of Rule 405 under the Securities Act of 1933.

Item 13.    Exhibits and Reports on Form 8-K.

(a)  Exhibits.

The following exhibits are filed as part of this report or incorporated by reference:

EXHIBITS AND INDEX OF EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Exchange between Mega Group, Inc. and Small Business Investment Corporation of America, Inc., dated July 13, 2000*

3.1	Certificate of Incorporation of Mega Group, Inc., as amended*

3.2	Bylaws of Mega Group, Inc., as amended*

4.1	Promissory Note, in the Original Unpaid Principal Amount of $100,000, of Small Business Investment Corporation of America, Inc., Maker, to Joyce L. Brown, Payee, dated August 27, 1999**

4.2	Promissory Note, in the Original Unpaid Principal Amount of $15,000, of Small Business Investment Corporation of America, Inc., Maker, to Joyce L. Brown, Payee, dated February 26, 2000**

4.3	Promissory Note, in the Original Unpaid Principal Amount of $40,000, of Small Business Investment Corporation of America, Inc., Maker, to Steven C. Gregory, Payee, dated March 15, 2000**

4.4	Promissory Note, in the Original Unpaid Principal Amount of $100,000, of Small Business Investment Corporation of America, Inc., Maker, to Kathleen Roberts, Payee, dated October 17, 2000**

Exhibit Number	Description

4.5

Promissory Note and Option Contract, in the Original Unpaid Principal Amount of $60,000, of Small Business Investment Corporation of America, Inc., Maker, to Sandra Holly, Payee, dated September 24, 2001**

4.6

Promissory Note, in the Original Unpaid Principal Amount of $150,000, of Mega Group, Inc. and Small Business Investment Corporation of America, Inc., Makers, to Matah Holdings, L.L.C., Payee, dated July 15, 2002**

4.7

Promissory Note, in the Original Unpaid Principal Amount of $150,000, of Mega Group, Inc. and Small Business Investment Corporation of America, Inc., Makers, to Matah Holdings, L.L.C., Payee, dated July 29, 2002**

4.7(1)

Promissory Note, in the Original Unpaid Principal Amount of $100,000, of Mega Group, Inc. and Small Business Investment Corporation of America, Inc., Makers, to Matah Holdings, L.L.C., Payee, dated January 15, 2003***

4.8	Promissory Note, in the Original Unpaid Principal Amount of $75,000, of Mega Group, Inc., Maker, to David G. Becking, Payee, dated February 14, 2000**

4.9	Promissory Note, in the Original Unpaid Principal Amount of $75,000, of Mega Group, Inc., Maker, to Barton G. Smith, Payee, dated February 14, 2000**

4.10	Promissory Note, in the Original Unpaid Principal Amount of $15,000, of Small Business Investment Corporation of America, Inc., Maker, to John H. Brown, Payee, dated December 10, 2002

10.1	Asset Purchase Agreement between Mega Group, Inc. and Global Underwriters Agency, Inc., dated April 27, 1999*

10.2	Asset Purchase Agreement between Mega Group, Inc. and Mega Personal Lines, Inc., dated April 1, 2000*

10.3	Stock Purchase and Repurchase Agreement between Mega Group, Inc. and Steven C. Gregory, dated October 11, 2000*

10.4	Stock Purchase and Repurchase Agreement between Mega Group, Inc. and Nelson H. Beebe, dated October 11, 2000*

10.5	Stock Purchase and Repurchase Agreement between Mega Group, Inc. and Don Exum, dated October 11, 2000*

10.6	Agreement of Indemnity between Steven C. Gregory and Mega Group, Inc., dated October 11, 2000*

Exhibit Number	Description

10.7	Termination of Employment Agreement between Mega Group, Inc. and Steven C. Gregory, dated October 11, 2000*

10.8	Memorandum of Understanding Between Mega Group, Inc. and Robert L. Halton, dated as of January 1, 1987*

10.9	Restricted Stock Purchase Agreement between Small Business Investment Corporation of America, Inc. and Vern S. Morris, dated as of March 1, 2000*

10.10	Stock Option Agreement between Mega Group, Inc. and Anthony W. Robinson, dated as of June 8, 2001**

10.11	Loan and Security Agreement between Mega Group, Inc. and Small Business Investment Corporation of America, Inc., Borrower, and Matah Holdings, L.L.C., Lender, dated July 15, 2002**

21.1	Identification of Subsidiary of Mega Group, Inc.*

99.1	Certifications under Section 906 of the Sarbanes-Oxley Act

*        Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2000.

**      Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2001.

***    Incorporated by reference to our Form SB-2 Registration Statement filed on January 24, 2003.

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

Date: March 7, 2003

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ JOHN H. BROWN
John H. Brown,
Principal Executive Officer and
Chairman of the Board of Directors

Date: March 7, 2003

	By:	/s/ MERRITT C. BROWN
Merritt C. Brown,
Principal Financial and
Accounting Officer and Director

Date: March 7, 2003

	By:	/s/ STEVEN C. GREGORY
Steven C. Gregory,
Director

Date: March 7, 2003

	By:	/s/ JOYCE L. BROWN
Joyce L. Brown,
Director

Date: March 7, 2003

	By:	/s/ VERN S. MORRIS
Vern S. Morris,
Director

Date: March 7, 2003

CERTIFICATIONS

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

Date: March 7, 2003

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
Merritt C. Brown Vice President and Chief Financial Officer Principal Financial Officer

Date: March 7, 2003

Mega Group, Inc. and Subsidiary

Independent Auditor’s Report

Board of Directors

Mega Group, Inc.

Washington, DC

We have audited the accompanying Consolidated Balance Sheets of Mega Group, Inc. and Subsidiary as of December 31, 2002 and 2001, and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Deficiency in Stockholders’ Equity and Cash Flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mega Group, Inc. and Subsidiary as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the consolidated financial statements, the Company has deficiencies in stockholders’ equity and working capital and is in default on certain of its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 10.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Aronson & Company

Rockville, Maryland

February 12, 2003

Mega Group, Inc. and Subsidiary

Consolidated Balance Sheets

December 31,	2001	2002
Assets

Current assets
Cash	$17,100	$4,031
Marketable securities	1,544	1,025
Accounts receivable	—	30,000
Loans receivable	45,134	19,904
Loan financing costs, net	—	1,667
Total current assets	63,778	56,627

Property and equipment
Computer equipment	10,683	—
Office furniture and equipment	13,695	25,140
Total	24,378	25,140
Less: Accumulated depreciation and amortization	(13,802)	(16,587)
Net property and equipment	10,576	8,553

Total assets	$74,354	$65,180

The accompanying Notes to Financial Statements are an integral part of these financial statements

Mega Group, Inc. and Subsidiary

Consolidated Balance Sheets

	2001	2002
Liabilities and Deficiency in Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$661,429	$684,741
Accrued wages	291,174	453,734
Accrued interest	114,330	218,682
Due to stockholders	70,976	116,966
Due to affiliate	2,939	—
Current portion of long-term debt	716,582	1,002,494
Total current liabilities	1,857,430	2,476,617

Long-term debt, net of current portion	49,183	3,680

Total liabilities	1,906,613	2,480,297

Commitments and contingencies

Deficiency in stockholders’ equity
Preferred stock, cumulative 8%, $1 par value per share, 400,000 shares authorized, 10,000 shares issued and outstanding	10,000	10,000
Common stock, $0.016 par value per share, 25,000,000 shares authorized, 9,359,303 and 8,056,912 shares issued and outstanding in 2002 and 2001, respectively	128,911	149,749
Additional paid-in capital	3,463,013	3,544,718
Accumulated deficit	(5,432,881)	(6,118,120)
Accumulated other comprehensive loss	(1,302)	(1,464)

Total deficiency in stockholders’ equity	(1,832,259)	(2,415,117)

Total liabilities and deficiency in stockholders’ equity	$74,354	$65,180

Mega Group, Inc. and Subsidiary

Consolidated Statements of Operations

Years Ended December 31,	2001	2002

Revenue	$—	$30,000

Operating expenses
Compensation and benefits	156,024	204,187
Other selling, general and administrative expenses	243,445	371,289
Depreciation and amortization	3,430	11,118

Total operating expenses	402,899	586,594

Loss from operations	(402,899)	(556,594)

Other income (expense)
Realized loss on marketable securities	(84,402)	(488)
Interest income	404	640
Interest expense	(107,374)	(127,997)
Total	(191,372)	(127,845)

Loss before provision (benefit) for income taxes	(594,271)	(684,439)

Provision (benefit) for income taxes	(39,634)	—

Net loss	$(554,637)	$(684,439)

Basic and dilutive net loss per common share:

Basic and dilutive net loss per common share	$(0.07)	$(0.08)

Basic and dilutive weighted average common shares used to compute net loss per share	8,056,912	8,589,327

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31,	2001	2002

Net loss	$(554,637)	$(684,439)

(Increase) decrease in unrealized loss on marketable securities	14,680	(378)
Reclassification of previously unrealized loss on marketable securities to realized loss	84,402	108
Tax provision (benefit)	(39,634)	108

Other comprehensive (loss) income	59,448	(162)

Comprehensive loss	$(495,189)	$(684,601)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Deficiency in Stockholders’ Equity

Years Ended December 31, 2002 and 2001

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficiency in Stockholders’ Equity

Balance, January 1, 2001	10,000	$10,000	8,056,912	$128,911	$3,463,013	$(4,877,444)	$(60,750)	$(1,336,270)

Unrealized loss on marketable securities, net of tax and reclassification adjustment for losses included in statement of operations	—	—	—	—	—	—	59,448	59,448

Net loss	—	—	—	—	—	(554,637)	—	(554,637)

Preferred stock dividend	—	—	—	—	—	(800)	—	(800)

Balance, December 31, 2001	10,000	10,000	8,056,912	128,911	3,463,013	(5,432,881)	(1,302)	(1,832,259)

Issuance of stock for:
Compensation	—	—	692,391	11,078	30,465	—	—	41,543
Membership dues	—	—	10,000	160	840	—	—	1,000
Loan financing cost	—	—	100,000	1,600	8,400	—	—	10,000
Consulting and professional services	—	—	500,000	8,000	42,000	—	—	50,000

Unrealized loss on marketable securities, net of tax and reclassification adjustment for losses included in statement of operations	—	—	—	—	—	—	(162)	(162)

Net loss	—	—	—	—	—	(684,439)	—	(684,439)

Preferred stock dividend	—	—	—	—	—	(800)	—	(800)

Balance, December 31, 2002	10,000	$10,000	9,359,303	$149,749	$3,544,718	$(6,118,120)	$(1,464)	$(2,415,117)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31,	2001	2002

Cash flows from operating activities
Net loss	$(554,637)	$(684,439)
Adjustments to reconcile net loss to net cash used by operating activities
Realized loss on sale of marketable securities	84,402	488
Depreciation and amortization	3,430	11,118
Provision (benefit) for income taxes	(39,634)	108
Write-off of loans receivable	—	28,019
Interest paid by shareholder on the Company’s behalf	—	7,579
Common stock issued for payment of membership dues	—	1,000
Common stock issued for payment of professional services	—	50,000
Seizure of cash in litigation	9,345	—
(Increase) decrease in Accounts receivable	—	(30,000)
Accrued interest receivable	819	—
Increase (decrease) in Accounts payable and accrued expenses	101,380	23,312
Accrued wages	140,000	204,187
Accrued interest	66,317	104,352
Net cash used by operating activities	(188,578)	(284,276)

Cash flows from investing activities
Advances made under loans receivable	(466)	(7,041)
Repayments received under loans receivable	16,113	4,252
Proceeds from sale of marketable securities	147,332	—
Purchase of marketable securities	(54,196)	(323)
Purchase of property and equipment	—	(762)
Net cash (used) provided by investing activities	108,783	(3,874)

Cash flows from financing activities
Proceeds from notes payable	90,547	315,000
Principal payments on notes payable	(75,127)	(36,180)
Payments to affiliates	(464)	(2,939)
Advances from stockholder	56,356	—
Preferred dividends	(800)	(800)
Net cash provided by financing activities	70,512	275,081

Net decrease in cash	$(9,283)	$(13,069)

Cash - beginning of year	26,383	17,100

Cash - end of year	$17,100	$4,031

Supplemental cash flow information
Actual cash payments for:
Income taxes	$200	$—

Interest	$33,603	$16,066

Noncash Investing and Financing Activities:
Bank enforcement of guaranties against certain stockholders to collect debt	$14,620	$—
Common stock issued for payment of loan financing costs	$—	$10,000
Common stock issued for payment of accrued wages	$—	$41,543
Marketable securities exchanged for payment of accrued wages	$—	$84
Payments made by shareholder on notes payable on behalf of the Company	$—	$38,411

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Mega Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. Organization and significant accounting policies

Nature of business: Mega Group, Inc. (Company) was incorporated on December 28, 1983 in the State of New York.  The current business plan is to provide diversified financial services to ethnic communities and faith-based entities in the United States and to operate as a specialized financial institution providing loans and investments for businesses in low and moderate income communities.

Principles of consolidation: The consolidated financial statements include accounts of Mega Group, Inc. and those of its wholly owned subsidiary, Small Business Investment Corporation of America, Inc. (SBICOA).  All significant intercompany transactions have been eliminated in consolidation.

Revenue recognition: Consulting fees revenue represents fees earned in connection with financial consulting services rendered. Revenue from these services is recognized as the services are performed.

Cash and cash equivalents: For purposes of financial statement presentation, the Company considers all highly liquid debt instruments with initial maturities of ninety days or less to be cash equivalents.  The Company maintains cash balances which may exceed federally insured limits, but the Company does not believe that this results in any significant risk.

Marketable securities: Marketable securities consist mainly of an investment in common stock and are classified as available-for-sale and reported at fair value.  The fair value of marketable securities is based on quoted market prices.  Unrealized gains and losses on marketable securities are reported at a net amount as a separate component of stockholders’ equity.  As of December 31, 2002, the cost basis of and unrealized loss on marketable securities was $3,464 and $2,439, respectively.  As of December 31, 2001, the cost basis of and unrealized loss on marketable securities was $3,712 and $2,168, respectively.

Loan fees:  Costs of obtaining the working capital notes payable from Matah Holding, LLC in 2002 (Note 4) have been capitalized and are being amortized over six months which correspond to the loans original term.  The capitalized loan fee in the accompanying Balance Sheets at December 31, 2002 are net of amortization costs of $8,333.

Property and equipment: Property and equipment are stated at cost and are being depreciated using the straight-line method over the estimated useful lives of the related assets.

Income taxes: The asset and liability method of accounting for income taxes is used.  Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  When necessary, a valuation allowance is recorded to reduce tax assets to an amount for which realization is more likely than not.  The effect of changes in tax rates is recognized in the period in which the rate change occurs.

Advertising costs: The cost of advertising is expensed as incurred. Advertising expense was $466 and $580 for 2002 and 2001, respectively.

Fair value of financial instruments: The carrying amounts of cash, accounts payable, notes payable, and accrued expense obligations approximate their fair value due to the short-term nature or their underlying terms.

Stock options: In accounting for stock options to employees, the Company follows the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as opposed to the fair value method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123:

	Year Ended December 31,
	2001	2002

Net loss, as reported	$(554,637)	$(684,439)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro-forma net loss	$(554,637)	$(684,439)

Earnings per share:
Basic and dilutive - as reported	$(0.07)	$(0.08)

Basic and dilutive - pro forma	$(0.07)	$(0.08)

This disclosure is in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, that the Company has adopted in these financial statements.

Net loss per common share: Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the year.  Diluted earnings per share is calculated using the weighted average number of common shares plus dilutive common stock equivalents outstanding during the period.  Anti-dilutive common stock equivalents are excluded.  Common stock equivalents are stock options.

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

2. Due to stockholders and affiliate

Due to affiliate: A partnership in which a controlling stockholder is a partner has incurred various expenses on the Company’s behalf.  The outstanding balance due to this partnership totaled $2,939 as of December 31, 2001, and was repaid in full in 2002.

Due to stockholders: The Company was obligated to a bank under a term note for $14,620 at December 31, 2000.  Due to its failure to make all scheduled payments under the note and financial covenant violations, the bank enforced its guaranties against certain stockholders during 2001.  As a result, the stockholders paid the indebtedness on the Company’s behalf and the obligation is now due to stockholders as of December 31, 2002 and 2001.

The Company owes its president/stockholder $102,346 and $56,356 at December 31, 2002 and 2001, respectively, for payments made by the president on the Company’s behalf.  Such payments were in connection with the David G. Becking, et al. v. Mega Group, Inc., et al. litigation (See Note 8).

The foregoing obligations to stockholders have no specified terms for interest or repayment.

Notes payable:  The Company is obligated under notes payable totaling $129,994 and $148,174 to certain of our stockholders and officers at December 31, 2002 and 2001, respectively.  These obligations are described in detail in Note 4.

3. Loans receivable

During 2002 and 2001, the Company made informal loans to and incurred various expenses on behalf of investment brokers with whom the Company shares its office space. These loans totaled $19,904 and $45,134 as of December 31, 2002 and 2001, respectively, and are expected to be repaid during 2003.

4. Long-term debt	At December 31, 2002 and 2001, long-term debt consisted of the following:

	2001	2002
Note payable for agency purchase, requiring monthly payments based upon revenues generated by the book of business purchased, including interest imputed at 10%. Guaranteed by former Company directors. The Company is in default on the obligation and, accordingly, it is classified as a current liability. The obligation was subject to arbitration for which an award was rendered in December 1999.	$157,381	$157,381

Notes payable for agency purchases, requiring monthly payments ranging from approximately $600 to $6,000, including interest, both stated and imputed, ranging from 8% to 9%, with scheduled maturities through December 2008. The Company is in default on the obligations and, accordingly, they are classified as current liabilities. (Includes $146,397 related to a November 2000 court order, as described in Note 8).	161,618	161,618

Notes payable for agency purchase, as settled, requiring 48 monthly payments of $3,705 including interest at 9%, guaranteed by the president and his spouse, final payment due March 2004.	87,592	49,181

Capital lease obligation, refinanced in May 1998, requiring monthly payments of $2,221, including imputed interest at 10%, final payment due May 2001, collateralized by the leased equipment. The Company is in default on the obligation and, accordingly, it is classified as a current liability. In June 2000 the lessor commenced legal action against the Company for $56,000. A judgment was entered against the Company for $48,000 in December 2000.	48,000	48,000

Note payable, unsecured, convertible into 6,000 shares of our common stock, bearing interest at 10%, due October 2001. Principal on the note was paid in full in July 2002.	$3,000	$—

Note payable to an individual for a cash loan, unsecured, bearing interest at 12%. The noteholder insists the note is in default, and accordingly, it is classified as a current liability.	100,000	100,000

Note payable to a stockholder and officer, unsecured, bearing interest at 15%, due December 2003.	15,000	15,000

Note payable to a stockholder and officer, unsecured, bearing interest at 15%, due December 2003.	—	15,000

Notes payable to a stockholder and officer, unsecured, bearing interest at 10%, due December 2003.	92,627	74,653

Note payable to the president of the Company for redemption of the Company’s common shares, unsecured, bearing interest at 6%, due June 15, 2000. The Company is in default on this note and, accordingly, it is classified as a current liability.	40,547	25,341

Note payable, unsecured, bearing interest at 12.5%, due June 2003. The note also granted an option to the payee to purchase 120,000 shares at $.50 per share (Note 7). The holder of the note may apply any part of the outstanding balance to exercise the option.	60,000	60,000

Working capital notes payable to Matah Holding, LLC, bearing interest at 12%, due April 14, 2003. (See below)	—	300,000
Total	765,765	1,006,174
Less: Current portion	(716,582)	(1,002,494)

Net long-term debt	$49,183	$3,680

Future annual maturities of long-term debt as of December 31, 2002 are as follows:

Year Ending December 31	Amount

2003	$1,002,494
2004	3,680

Total	$1,006,174

On July 15, 2002, the Company entered into a Loan and Security Agreement with Matah Holdings, LLC (a New Jersey Limited Liability Company) (“Matah”).  The agreement provides the Company with a working capital loan facility under which it could borrow up to $500,000 from July 18, 2002 through August 28, 2002.  During the year ended December 31, 2002, the Company received proceeds from two $150,000 promissory notes dated July 18, 2002 and July 29, 2002.  The notes are personally guaranteed by the Company’s Chief Executive Officer and Treasurer (who are also majority stockholders) and are secured by common stock of the Company held by the Chief Executive Officer and Treasurer.  Principal and accrued interest at 12% per annum under each note are due on January 14, 2003 (no monthly payments are required).  The Company issued 100,000 shares of its common stock, which was valued at $10,000, as additional consideration for the loan (See Note 6).

In January 2003, Matah extended the maturity date of the loan to April 14, 2003 and loaned the Company an additional $100,000.  The agreement called for 50,000 shares of common stock to be issued to Matah as additional consideration.

5. Income taxes	The provision (benefit) for income taxes for 2002 and 2001, all of which is deferred, was calculated as follows:

	2001	2002

Federal income taxes at statutory rates	$(201,984)	$(232,672)
State income taxes, net of Federal income tax effect	(37,248)	(42,908)
Permanent differences	6,469	(21,686)
Income taxes related to other comprehensive income	(39,634)	—
Increase in valuation allowance on deferred tax asset	232,763	297,266

Provision (benefit) for income taxes	$(39,634)	$—

As of December 31, 2002 net operating losses of approximately $4,132,000 are available to offset future taxable income and expire as follows:

Expiring December 31,	Amount

2003	$67,000
2004	155,000
2005	903,000
2006	132,000
2007	513,000
2008	76,000
2009	51,000
2010	123,000
2011	274,000
2012	68,000
2018	89,000
2019	100,000
2020	313,000
2021	587,000
2022	681,000

Total	$4,132,000

The loss carryforwards result in a deferred tax asset available to the Company of approximately $1,660,000 and $1,363,000 at December 31, 2002 and 2001, respectively.  The Company has provided an allowance for the full amount of this deferred tax asset because management has determined it is more likely than not that it will not be realized.

6. Stockholders’ equity

Preferred stock:  The Company has suspended the payment of dividends on the 8% cumulative preferred stock.  As a result, although recorded in the accompanying financial statements, the Company is in arrears in payment of the dividends for all years 1993 through 2002.  As of December 31, 2002 and 2001, the aggregate amount in arrears was $8,000 and $7,200, respectively.  Upon any voluntary liquidation, dissolution or winding up of the Corporation, preferred stockholders are entitled, before any distribution shall be made to common stockholders, to be paid out an amount equal to $1.00 per preferred share plus any accrued but unpaid dividends.

Common stock:  On May 7, 2002, the Company issued 692,391 shares of its common stock to its Chief Executive Officer for payment of previously accrued and unpaid wages valued at $41,543 ($0.06 per share based on the trading price of the Company’s shares on the issuance date).

On June 30, 2002, the Company issued 10,000 shares of its common stock for payment of membership dues to the Center for New Black Leadership valued at $1,000 ($0.10 per share, based on management’s estimate of the fair market value of the shares at the issuance date).

On July 15, 2002, the Company issued 100,000 shares of its common stock to Matah Holdings, LLC as partial consideration, valued at $10,000 ($0.10 per share, based on management’s estimate of the fair market value of the shares at the issuance date), for entering into a loan and security agreement (See Note 4).

On September 30, 2002 the Company issued 400,000 shares of its common stock to a nonaffiliated investment bank for financial consulting services valued at $40,000 ($0.10 per share, based on management’s estimate of the fair market value of the shares at the issuance date).

On September 30, 2002, the Company issued 100,000 shares of its common stock to a former executive for past professional services valued at $10,000 ($0.10 per share, based on management’s estimate of the fair market value of the shares at the issuance date).

7. Stock and put options

In October 2000, the Company granted three stockholders/employees options, exercisable until March 30, 2001, to purchase a total of 660,000 shares of its common stock for $3.00 per share. Because the exercise price under these stock purchase options is higher than the fair market value of a share of common stock at the date of grant, no expense has been recognized.  At the same time, the Company granted the same three stockholders put options, exercisable until June 28, 2001, which, contingent on the occurrence of certain events, required the Company to purchase a total of 660,000 of such stockholders’ shares of its common stock for $0.50 per share.  These purchase and put options expired unexercised.

In June 2001, the Company granted one of its directors options, exercisable until June 30, 2006 or until 30 days prior to the commencement of any registered public offering of its equity securities, whichever comes first, to purchase a total of 100,000 shares of its common stock for $.50 per share.  Because the exercise price under the stock purchase options issued to its director is higher than the fair market value of a share of its common stock at the grant date, no compensation expense was recorded.

In July and August 2001, the Company granted a promissory note holder options to purchase a total of 60,000 shares of its common stock for $.50 per share, of which options to purchase 40,000 and 20,000 shares are exercisable until July 17, 2003 and August 6, 2003, respectively, or until 15 days prior to the effective date of any registration statement covering its equity securities to be publicly offered and sold, whichever comes first.  In October 2001, the Company granted a promissory note holder options, exercisable until September 24, 2003 or until 90 days after the closing of any registered public offering of equity securities, whichever comes first, to purchase 120,000 shares of its common stock for $.50 per share.  Using the Black-Scholes method, the Company determined that these options had no value.  Therefore, no allocation of the notes payable proceeds was made to additional paid-in capital.

The Company determined the fair value of each option granted during the year ended December 31, 2001, using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected life of options	2.9 years
Volatility	0.0%
Risk-free interest rate	5.0%
Divided yield	zero

A summary of the stock options described in the previous paragraphs follows:

	Number of Option Shares
	$ 3.00 Exercise Price	$ 0.50 Exercise Price	Total

Outstanding at January 1, 2001	660,000	—	660,000
Granted during 2001	—	280,000	280,000
Expired during 2001	(660,000)	—	(660,000)

Outstanding at December 31, 2001	—	280,000	280,000
Granted during 2002	—	—	—
Expired during 2002	—	—	—

Outstanding at December 31, 2002	—	280,000	280,000

None of the options in the table above, however, would generate compensation costs under either APB 25 or SFAS 123.

8. Legal matters

The Company is one of several defendants in a civil action, for the payment of a promissory note, captioned David G. Becking, et al. v. Mega Group, Inc., et al., which commenced April 29, 1997 in the Supreme Court for the County of Albany, New York.  The plaintiffs were the former owners of an insurance agency which the Company purchased on December 30, 1988.  The other defendants were guarantors of the promissory note.  Several of the defendants asserted claims against third-party defendants who included the Company’s president, director, and principal shareholder, Steven C. Gregory.  As of March 15, 2000, the plaintiffs’ claim against the defendants, including principal and interest, totaled $754,758.  On that date, the Company settled with the plaintiffs for a payment to them of $92,000 in cash and by delivering to them two promissory notes, each in the amount of $75,000 due and payable in 48 consecutive monthly installments, with interest at the rate of 9% per annum, payable $1,852 commencing April 1, 2000, with the final payment due March 1, 2004.  By order dated November 16, 2000, the court obligated the Company to pay defendant Martin J. Keary any portion of a judgment for $146,397 which he must pay to the plaintiffs and to reimburse him for his attorney’s fees in defending the action in an amount which the court will approve.  The court dismissed all remaining claims against Mr. Gregory and the Company.  The entire $146,397 is included in the current portion of long-term debt on the accompanying December 31, 2002 and 2001 Balance Sheets.

The Company is the plaintiff, counterclaim-defendant, and judgment debtor in a civil action, for money damages and injunctive relief, captioned Mega Group, Inc. v. Robert L. Halton, which commenced in February 2000 and is pending in the Supreme Court for the County of Saratoga, New York.  The defendant is one of the Company’s former officers and directors, and a former officer and 49% shareholder of Anthony-Halton Associates, Inc., an insurance agency which the Company purchased beginning in 1985.  In connection with the acquisition, the Company entered into an employment agreement with the defendant.  That employment terminated in January 2000.  By order dated September 29, 2000, the court held that the defendant was entitled to partial summary judgment against the Company for $398,842 in deferred compensation and $42,500 in profit sharing under the employment agreement, and the judgment creditor restrained the Company from making any sale, assignment, transfer, or interference with any property in which we have an interest until the judgment is satisfied or vacated.  The court dismissed the defendant’s counterclaim to the extent that it sought a continuation or reinstatement of his life and medical insurance benefits as an employee.  The judgment has been partially satisfied, and the action is continuing as to the remaining claims and counterclaims, which relate to the defendant’s pre-termination compensation and the parties’ respective rights to own, purchase, and sell defendant’s “book of business” upon his termination.  The $441,342 partial summary judgment was charged to other selling, general and administrative expenses in 2000.  Prior to December 31, 2000, the Company made payments of $14,895 under the partial summary judgment.  The remaining obligation as of December 31, 2002 and 2001 of $409,600, is included in accounts payable and accrued expenses on the accompanying Balance Sheets.

The Company is the intervener-petitioner in a civil action for damages and injunctive relief captioned Mega Personal Lines, Inc. v. Robert L. Halton, et al., which commenced June 12, 2001 and is pending in the Supreme Court for the County of Saratoga, New York.  The petitioner is the purchaser, effective April 1, 2000, of substantially all of the Company’s remaining assets, and the respondents include the Company’s our judgment creditor, Robert L. Halton, and various third-party garnishees.  Mega Personal Lines, Inc. seeks the return and release to it of insurance commissions which, it alleges, were improperly garnished by Mr. Halton in Mega Group, Inc. v. Robert L. Halton.  Mr. Halton seeks to invalidate and set aside the transfer of the Company’s assets to Mega Personal Lines, Inc., so that the assets, including the insurance commissions, might be used to satisfy his September 29, 2000 partial summary judgment against the Company.  He alleges generally that the transfer of the assets was not supported by fair consideration and was made with actual intent to hinder, delay, or defraud the Company’s creditors. The Company is defending itself against Mr. Halton’s claims.  As of December 31, 2002, all pleadings had been served in the litigation, and partial discovery had taken place.  Subsequent to December 31, 2001, the Company successfully obtained Court authorization to intervene in the proceeding, as an interested party. Discovery continues to take place, and no trial date has been set.

The Company is one of several defendants in a civil action for equitable relief captioned Halton v. Gregory, et al., which commenced on July 22, 2002, and is pending in the Supreme Court for the County of Saratoga, New York.  The plaintiff, Robert L. Halton, is the Company’s judgment creditor, and the defendants also include the Company’s president, Steven C. Gregory.  In the action, Mr. Halton seeks to invalidate and set aside the transfer, effective April 1, 2000, of the Company’s remaining assets to Mr. Gregory, as described in Note 1, so that the assets might be used to satisfy Mr. Halton’s September 29, 2000 partial summary judgment against the Company.  Mr. Halton also seeks an accounting of the asset transfer.  He alleges generally that the transfer of the assets was not for a fair equivalent value and was made with the actual interest to hinder, delay, or defraud our creditors.  The Company is defending its position in the action.  From December 31, 2001 to the present, the defendants have served their answer, but no discovery has taken place.

The Company is a respondent in a civil action, for confirmation of an arbitration award captioned Herman Adler v. Mega Group, Inc., et al., which commenced on November 15, 1999, in the Supreme Court for the County of Albany New York. The petitioner, now deceased, was the former owner of an insurance agency which we purchased in 1985.  He claimed that the Company failed to honor the payment terms of the agency purchase agreement.  On December 15, 1999, an arbitrator rendered, and on March 7, 2000 the arbitrator modified, an award in favor of the petitioner and against the Company in the amount of $157,381.  On January 8, 2001, the Supreme Court confirmed the arbitration award and entered judgment against the Company for $168,808 including costs and interest.  The judgment creditor restrained the Company from making any sale, assignment, transfer, or interference with any property in which the Company has an interest until the judgment is satisfied or vacated.  The awarded amount is included in the current portion of long-term debt and related costs and interest are included in accounts payable and accrued expenses on the accompanying December 31, 2002 and 2001 Balance Sheets.

The Company is the defendant in a civil action for money damages, for breach of a computer financing agreement, captioned First State Bank v. Mega Group, Inc., in the Supreme Court for the County of Saratoga, New York.  On December 14, 2000, the Supreme Court entered judgment against the Company in the amount of $48,000.  The judgment creditor restrained the Company from making any sale, assignment, transfer, or interference with any property in which the Company has an interest until the judgment is satisfied or vacated.  The judgment amount is included in the current portion of long-term debt on the accompanying December 31, 2002 and 2001 Balance Sheets.

The Company is a defendant in other pending lawsuits which, in the view of management, are not material to the financial statements.

9. Concentrations	All 2002 revenue was earned under a consulting agreement with one customer. All of the revenue is included in and represents all of the Company’s accounts receivable at December 31, 2002.

10. Financial condition

As of December 31, 2002, The Company has a deficiency in stockholders’ equity of approximately $2,415,000 and a working capital deficiency of approximately $2,420,000.  In addition, the Company is in default on certain notes payable and other obligations and are involved in significant litigation involving past business dealings.  On October 11, 2000, as a condition of its acquisition of SBICOA, its president, Steven Gregory, agreed to indemnify the Company, SBICOA, and its respective directors, shareholders, affiliates, and certain other associated persons (collectively, the Indemnitee Group) and to hold the Indemnitee Group harmless from and against all claims or liabilities relating to its business, including all litigation claims then being asserted against the Company (other than the Adler claim described in Note 8).  Mr. Gregory’s agreement is subject to certain conditions, among them that (i) it is effective until not later than October 11, 2004, (ii) it is contingent on the successful completion of a securities offering by the Company, and (iii) his obligation shall be satisfied only by his delivery to the Company of such number of its common shares owned by him, valued for this purpose at $2.50 per share, as shall be equal to the amount of any claim settled or finally determined.  Mr. Gregory has granted the Indemnitee Group a security interest in his shares to secure his obligation.

The intent of the Company’s management is to direct it into new business lines providing financial services to currently underserved ethnic minorities through alliances with churches and other organizations serving those groups.  The Company intends in the near term to obtain additional equity funding and to obtain additional debt financing to pursue these new lines of business and to provide the funds to satisfy its current obligations.  The extent to which the Company can raise additional equity and financing and achieve profitable operations from new business activities will determine if the Company can continue as a going concern.

On May 2, 2002, the Company entered into a non-binding letter of intent with an underwriter to engage in a firm-commitment registered public offering of 1,500,000 units, each unit consisting of one share of its common stock and a warrant to purchase one additional share of its common stock, representing 35% of its equity fully diluted, at an offering price currently estimated at $6.00 per unit.  The letter of intent is subject to various conditions and to the execution of formal written underwriting documents.

Management believes it will be successful in obtaining additional equity and debt financing, but no assurances can be given in this regard.

11. Net loss per share	The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2002 and 2001:

	2001	2002

Net loss	$554,637	$684,439
Preferred stock dividends	800	800

Net loss - basic	$555,437	$685,239

Weighted average shares - basic	$8,056,912	$8,589,327

Common shares issuable upon exercise of stock options	—	—

Weighted average shares diluted	$8,056,912	$8,589,327

Basic and diluted net loss per share	$(0.07)	$(0.08)

For the years ended December 31, 2002 and 2001, common shares issuable (280,000) upon exercise of stock options were excluded from the dilutive calculation because the effect was anti-dilutive.

12. Recent accounting pronouncements

Statement of Financial Accounting Standards No. 145, Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections:  The portion of this Statement applicable to FASB Statement No. 4, applies to fiscal years beginning after May 15, 2002.  The other elements of the Statement became applicable during 2002.  The portion of the Statement applicable to Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, has the effect of changing the accounting for gains and losses from debt extinguishments from extraordinary to operating.  The Company does not believe that this Statement will have any impact on the financial statements when adopted.

Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities:  This Statement nullifies Emerging Issues Task Force Issue No. 94-3, which required the recognition of a liability for an exit cost at the date an entity made a commitment to an exit plan.  SFAS No. 146 concludes that mere commitment to a plan, by itself, does not create an obligation to others that meets the definition of a liability.  This Statement describes the costs to exit an activity and when a liability for those costs should be recognized.  This Statement is applicable to exit or disposal activities initiated after December 31, 2002. The Company does not believe that this Statement will have any impact on the financial statements when adopted.

Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions:  This Statement clarifies the accounting for financial institutions as a result of the new standards issued for business combinations.  This Standard is not expected to have any effect on accounting practices or financial reporting since the Company’s activities do not involve those of financial institutions.

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others:  This Interpretation supersedes FASB Interpretation No. 34 and requires a guarantor to recognize a liability for a non-contingent guarantee based upon the fair value of the guarantee.  The Interpretation requires specific disclosures for guarantees, including product warranties, and indirect guarantees.  This Interpretation is applicable to guarantees issued or modified after December 31, 2002.  The Company does not believe that this Statement will have any impact on the financial statements when adopted.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities: This interpretation is not expected to have any effect on the Company’s accounting practices or financial reporting since its activities do not include investments in or transactions with such entities.