Form 10KSB/A
period 2002-12-31
MEGA GROUP INC
filed 2003-04-15
CIK 828942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,359,303 shares of common stock (including 75,302 shares held of record by our wholly-owned subsidiary), as of April 1, 2003.

PART III

EXPLANATORY NOTE

         This Form 10-KSB/A (Amendment No. 1) is being filed to amend and restate the information disclosed in Items 11 and 13 of Part III of the Form 10-KSB filed on March 7, 2003 for the fiscal year ended December 31, 2002. Item 11 of the previous filing did not accurately indicate the number of shares outstanding of the issuer’s common equity as of December 31, 2002, and the security ownership of certain beneficial owners and management.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information, as of December 31, 2002, concerning the shares of our common stock owned by each more-than-five-percent beneficial owner of our common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group:

SECURITY OWNERSHIP TABLE

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class
John H. Brown 1730 Rhode Island Ave., N.W., #415 Washington, D.C. 20036	2,603,132		28.0	%(1)

Joyce L. Brown 1730 Rhode Island Ave., N.W., #415 Washington, D.C. 20036	3,103,132	(2)	33.4	%(1)

Steven C. Gregory 313 Ushers Road Ballston Lake, NY 12019	501,125	(3)	5.4	%(1)

Vern S. Morris 46619 Carriage Court Sterling, VA 20164	505,498		5.4	%(1)

Merritt C. Brown 51 Howell Drive West Orange, NJ 07052	500,000		5.4%

Directors and Executive Officers as a Group (5 Persons)	7,212,887	(2,3)	77.6	%(1)

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

(1)      Based on 9,359,303 shares of common stock issued and outstanding, less 75,302 shares held of record or beneficially by SBICOA, our wholly-owned subsidiary, plus any additional shares deemed “beneficially owned” by the respective beneficial owners, computed as provided in Section 13(d)(4) of the Securities Exchange Act of 1934 and SEC Rule 13d-3. John H. and Joyce L. Brown exercise shared voting and investment power with respect to the shares held by SBICOA.

(2)      Includes 9,400 shares of common stock held of record by Small Business Investment Club of America, an affiliated general partnership, as to which Joyce L. Brown exercises voting and investment power.

(3)      Includes 1,125 shares held of record by Margaret Laguardia Gregory, Mr. Gregory’s wife. Mr. Gregory disclaims beneficial ownership of the shares held by his wife.

 Item 13.    Exhibits and Reports on Form 8-K.

(b)     Reports on Form 8-K:

Form 8-K filed on April 4, 2003, Item 5. Other Events.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGA GROUP, INC.

	By:	/s/ JOHN H. BROWN
John H. Brown Chairman of the Board of Directors and Chief Executive Officer

Date: April 9, 2003

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ JOHN H. BROWN
John H. Brown,
Principal Executive Officer and
Chairman of the Board of Directors

Date: April 15, 2003

	By:	/s/ MERRITT C. BROWN
Merritt C. Brown,
Principal Financial and
Accounting Officer and Director

Date: April 15, 2003

	By:	/s/ STEVEN C. GREGORY
Steven C. Gregory,
Director

Date: April 15, 2003

	By:	/s/ JOYCE L. BROWN
Joyce L. Brown,
Director

Date: April 15, 2003

	By:	/s/ VERN S. MORRIS
Vern S. Morris,
Director

Date: April 15, 2003

CERTIFICATIONS

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, John H. Brown, certify that:

1.  I have reviewed this annual report on Form 10-KSB/A of Mega Group, Inc.;

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
John H. Brown Chairman of the Board of Directors and Chief Executive Officer Principal Executive Officer

Date: April 15, 2003

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Merritt C. Brown, certify that:

1.  I have reviewed this annual report on Form 10-KSB/A of Mega Group, Inc.;

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

Date: April 15, 2003