Form 10QSB
period 2003-03-31
MEGA GROUP INC
filed 2003-05-14
CIK 828942

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    _________

                                   FORM 1O-QSB

                                    _________

(Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                  For the quarterly period ended March 31, 2003

  [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ________ to ________

                        Commission file number: 000-17510

                                MEGA GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                       NEW YORK                                14-1653446
(State or other jurisdiction of incorporation or    (IRS Employer Identification
                   organization)                                   No.)


          1730 Rhode Island Ave., N.W. Suite 415, Washington, DC 20036
                    (Address of principal executive offices)

                                 (202) 296-9594
                           (Issuer's telephone number)

                                       N/A
   (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requires for the past 90 days. Yes [_] No [X]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,359,303 shares of common stock (including 75,302 shares held of record by our wholly-owned subsidiary), as of May 12, 2003.

      Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                                 Mega Group, Inc. and Subsidiary

                                                      Consolidated Balance Sheet
                                                                     (Unaudited)

                                                                  March 31, 2003
--------------------------------------------------------------------------------
Assets

Current assets
   Cash                                                           $     2,594
   Marketable securities                                                2,792
   Accounts receivable                                                 30,000
   Loans receivable                                                    20,738
   Loan financing costs, net                                            7,900
--------------------------------------------------------------------------------
Total current assets                                                   64,024
--------------------------------------------------------------------------------

Property and equipment
   Office furniture and equipment                                      25,663
   Less:  Accumulated depreciation and amortization                   (17,299)
--------------------------------------------------------------------------------
Net property and equipment                                              8,364
--------------------------------------------------------------------------------



Total assets                                                      $    72,388
================================================================================

  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                                                                  Mega Group, Inc. and Subsidiary

                                                                                       Consolidated Balance Sheet
                                                                                                      (Unaudited)

                                                                                                    March 31, 2003
------------------------------------------------------------------------------------------------------------------
Liabilities and Deficiency in Stockholders' Equity

Current liabilities
   Current portion of long-term debt                                                               $   1,099,149
   Accounts payable and accrued expenses                                                                 730,915
   Accrued wages                                                                                         512,171
   Accrued interest                                                                                      254,186
   Due to stockholder                                                                                    128,252
-----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                              2,724,673
-----------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Deficiency in stockholders' equity
   Preferred stock, cumulative 8%, $1 par value per share, 400,000 shares
       authorized, 10,000 shares issued and outstanding                                                   10,000
   Common stock, $.016 par value per share, 25,000,000 shares authorized,
       9,359,303 shares issued and outstanding                                                           149,749
   Additional paid-in capital                                                                          3,544,718
   Accumulated deficit                                                                                (6,357,055)
   Accumulated other comprehensive income                                                                    303
-----------------------------------------------------------------------------------------------------------------

Total deficiency in stockholders' equity                                                              (2,652,285)
-----------------------------------------------------------------------------------------------------------------

Total liabilities and deficiency in stockholders' equity                                           $      72,388
================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                                 Mega Group, Inc. and Subsidiary

                                           Consolidated Statements of Operations
                                                                     (Unaudited)

                                                                                     Three          Three
                                                                                    Months         Months
                                                                                     Ended          Ended
                                                                                   March 31,      March 31,
                                                                                     2002           2003
--------------------------------------------------------------------------------------------------------------
Revenue                                                                          $          -   $          -
--------------------------------------------------------------------------------------------------------------

Operating expenses
   Compensation and benefits                                                           37,500         75,000
   Other selling, general and administrative expenses                                  17,139         82,093
   Depreciation and amortization                                                          692         41,979
--------------------------------------------------------------------------------------------------------------

Total operating expenses                                                               55,331        199,072
--------------------------------------------------------------------------------------------------------------

Loss from operations                                                                  (55,331)      (199,072)
--------------------------------------------------------------------------------------------------------------

Other income (expense)
   Interest income                                                                        219             45
   Interest expense                                                                   (29,662)       (39,908)
--------------------------------------------------------------------------------------------------------------
Total                                                                                 (29,443)       (39,863)
--------------------------------------------------------------------------------------------------------------

Net loss                                                                         $    (84,774)  $   (238,935)
==============================================================================================================

Basic and diluted net loss per common share:

   Basic and diluted net loss per common share                                   $      (0.01)  $      (0.03)
--------------------------------------------------------------------------------------------------------------

   Basic and diluted weighted average common shares
      used to compute net loss per common share                                     8,056,912      9,359,303
==============================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                                 Mega Group, Inc. and Subsidiary

                                   Consolidated Statements of Comprehensive Loss
                                                                     (Unaudited)

                                                                               Three          Three
                                                                              Months         Months
                                                                               Ended          Ended
                                                                             March 31,      March 31,
                                                                                2002           2002
-------------------------------------------------------------------------------------------------------
Net loss                                                                    $  (84,774)    $ (238,935)
-------------------------------------------------------------------------------------------------------

Decrease in unrealized loss on marketable securities, net of tax                    50          1,767
-------------------------------------------------------------------------------------------------------

Other comprehensive income                                                          50          1,767
-------------------------------------------------------------------------------------------------------

Comprehensive loss                                                          $  (84,724)    $ (237,168)
=======================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                                 Mega Group, Inc. and Subsidiary
                                           Consolidated Statements of Cash Flows
                                                                     (Unaudited)

                                                                                     Three Months       Three Months
                                                                                    Ended March 31,    Ended March 31,
                                                                                         2002                2003
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net loss                                                                          $    (84,774)      $   (238,935)
   Adjustments to reconcile net loss to net cash used by
       operating activities
       Depreciation and amortization                                                          692             41,979
       Interest paid by shareholder on Company's behalf                                         -                986
       Increase (decrease) in
         Bank overdraft                                                                       897                  -
         Accounts payable and accrued expenses                                              6,586             (1,326)
         Accrued wages                                                                     37,500             58,437
         Accrued interest                                                                  23,005             35,504
----------------------------------------------------------------------------------------------------------------------
Net cash used by operating activities                                                     (16,094)          (103,355)
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
   Purchase of marketable securities                                                         (323)                 -
   Purchase of property and equipment                                                           -               (523)
   Loans made to affiliates, net                                                             (930)              (834)
----------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                      (1,253)            (1,357)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Principal payments on debt                                                             (17,272)           (11,284)
   Debt proceeds                                                                            6,404            114,559
   Advances from stockholder                                                               11,115                  -
----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                     247            103,275
----------------------------------------------------------------------------------------------------------------------

Net decrease in cash                                                                      (17,100)            (1,437)

Cash - beginning of period                                                                 17,100              4,031
----------------------------------------------------------------------------------------------------------------------

Cash - end of period                                                                 $          -       $      2,594
======================================================================================================================

Supplemental cash flow information
   Actual cash payments for:
       Interest                                                                      $      6,657       $        986
======================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                                 Mega Group, Inc. and Subsidiary

                                                                     (Unaudited)

                                                             Three          Three
                                                             Months         Months
                                                          Ended March    Ended March
                                                            31, 2002       31, 2003
------------------------------------------------------------------------------------
Noncash investing and financing activities
  Payment made by shareholder on notes payable on
    behalf of the Company                                 $         -    $    10,300
------------------------------------------------------------------------------------

  Loan financing costs accrued not yet paid               $         -    $    47,500
-------------------------------------------------------------------------------------

  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                                 Mega Group, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

1.  Nature of        The consolidated financial statements include the accounts
    Business         of the Mega Group, Inc., a New York corporation and its
                     wholly owned subsidiary, Small Business Investment
                     Corporation of America, Inc. (SBICOA), an Oregon corporation (collectively, the Company). All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements. The
                     Company's current business plan is to provide diversified financial services to ethnic communities and faith-based entities in the United States and to operate as a specialized financial institution providing loans and investments for businesses in low and moderate income communities.

2.  Interim          The consolidated financial statements have been prepared by
    Financial        the Company without audit and are subject to year-end
    Presentation     adjustment. Certain information and footnote disclosures
                     normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange
                     Commission. These consolidated interim statements should be read in conjunction with the most recent audited consolidated financial statements filed by the Company on Form 10-KSB with the Securities and Exchange Commission.
                     The consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) which, in the opinion of management are necessary to present fairly the Company's financial position, results of operations and cash flows.

                     Results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be achieved for the full fiscal year.

                                                 Mega Group, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

3.  Notes            In April 2003, the Company obtained an additional loan from
    Payable          Matah for $60,000 and the due date on all of the existing
                     loans was extended until July 15, 2003.

                     These loans are subject to the same terms and conditions as the original Loan and Security Agreement dated July 15, 2002, as amended, as disclosed in the Company's 2002 annual financial statements.

4.  Financial        As of March 31, 2003, the Company has a deficiency in
    Condition        stockholders' equity of approximately $2,652,000 and a
                     working capital deficiency of approximately $2,661,000. In addition, the Company is in default on certain notes payable and other obligations and is involved in significant litigation involving past business dealings. On
                     October 11, 2000, as a condition of its acquisition of SBICOA, its president, Steven Gregory, agreed to indemnify the Company, SBICOA, and its respective directors, shareholders, affiliates, and certain other associated persons (collectively, the Indemnitee Group) and to hold the Indemnitee Group harmless from and against all claims or liabilities relating to its business, including all litigation claims then being asserted against the Company
                     (other than the Adler claim). Mr. Gregory's agreement is subject to certain conditions, among them that (i) it is effective until not later than October 11, 2004, (ii) it is contingent on the successful completion of a securities offering by the Company, and (iii) his obligation shall be satisfied only by his delivery to the Company of such number of the Company's common shares owned by him, valued for this purpose at $2.50 per share, as shall be equal to the amount of any claim settled or finally determined. Mr.
                     Gregory has granted the Indemnitee Group a security interest in his shares to secure his obligation.

                                                 Mega Group, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

4.  Financial       The intent of the Company's management is to direct it
    Condition       into new business lines providing  financial services to
    (continued)     currently underserved ethnic minorities through alliances
                    with churches and other organizations serving those groups.
                    The Company intends in the near term to obtain additional equity funding and to obtain additional debt financing to pursue these new lines of business and to provide the funds to satisfy its current obligations. The extent to which the Company can raise additional equity and financing and achieve profitable operations from new business activities will determine if the Company can continue as a going concern.

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

5.  Related Party   Due to stockholder: The Company owes its president $128,252
    Transactions    at March 31, 2003. The  obligation is the result of payments made by the president on the Company's behalf. Such payments covered certain debt requirements as well as operating expenses.

                                                 Mega Group, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

6.  Stock           In accounting for stock options to employees, the Company
    Options         follows the intrinsic value method prescribed by Accounting
                    Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as opposed to the fair value method prescribed by Statement of Financial Accounting Standards No. 123,
                    Accounting for Stock-Based Compensation. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123:

                                                                          Three Months Ended March
                                                                                     31,
                                                                            2002            2003
                                                                         --------------------------
                    Net loss, as reported                                $ (84,774)      $ (238,935)
                    Deduct:  Total stock-based employee compensation
                         expense determined under fair value based
                         method for all awards, net of related tax
                         effects                                                 -                -
                    -------------------------------------------------------------------------------

                    Pro-forma net loss                                   $ (84,774)      $ (238,935)
                    -------------------------------------------------------------------------------

                    Earnings per share:
                         Basic and dilutive - as reported                $   (0.01)      $    (0.03)
                    -------------------------------------------------------------------------------

                         Basic and dilutive - pro forma                  $   (0.01)      $    (0.03)
                    -------------------------------------------------------------------------------

                    This disclosure is in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and
                    Disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

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

     We believe that our financial condition and results of operations included in this report are not indicative of our future prospects. During the past two years we have been in transition. We discontinued our insurance agency business and acquired the Small Business Investment Company of America, Inc. ("SBICOA"). Our planned operations will initially include:

Business and Community Development Lending

     We propose to operate as a specialized financial institution, known as a Community and Individual Investment Corporation ("CIIC"), under an initiative of the U.S. Department of Housing and Urban Development ("HUD"). CIICs are for-profit, resident-owned, non-bank "banks" that, in the words of HUD, "serve an important function by making business and housing loans in low- and moderate-income communities". CIICs may use HUD funds to provide community development and business loans, business start-up or expansion loans, and rental housing rehabilitation loans.

     We propose to acquire, or become licensed to operate as, a Small Business Investment Company ("SBIC") or a New Markets Venture Capital Company ("NMVCC"), under initiatives of the U.S. Small Business Administration ("SBA"). SBICs and NMVCCs provide SBA-guaranteed debt financing or equity capital to small-business concerns and developmental venture capital financing to concerns in low-income areas.

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

     Since October 11, 2000, through SBICOA, we have sustained our operations substantially through private borrowings. On July 15, 2002, we entered into a loan and security agreement with Matah Holdings, L.L.C. ("Matah"), a nonaffiliated lender. The agreement provided us with a working capital facility under which we had the right to borrow up to $500,000 and as of December 31, 2002 we had borrowed $300,000. In January 2003, the Company obtained an additional loan from Matah for $100,000 and was granted an extension on the existing loans to July 15, 2003. The agreement also called for 50,000 shares of the Company's common stock to be issued to Matah as additional consideration for the $100,000 loan. The Company has accrued $47,500 of loan financing costs related to these shares based on their fair market value at the date of the agreement. The shares were not issued as of March 31, 2003. In April 2003, the Company obtained an additional loan from Matah for $60,000. These loans are subject to the same terms and conditions as the original Loan and Security Agreement dated July 15, 2002, as amended, as disclosed in the Company's 2002 annual financial statements. The borrowings are personally guaranteed by our chairman of the board of directors, chief executive officer, and principal shareholder, John H. Brown, and by our secretary-treasurer, director, and principal shareholder, Joyce L. Brown.

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

     As of March 31, 2003, we had a deficiency in stockholders' equity of approximately $2,652,000 and a working capital deficiency of approximately $2,661,000. In addition, we are in default on certain notes payable and other obligations and are involved in significant litigation involving past business dealings. On October 11, 2000, as a condition of its acquisition of SBICOA, its president, Steven Gregory, agreed to indemnify the Company, SBICOA, and its respective directors, shareholders, affiliates, and certain other associated persons (collectively, the "Indemnitee Group") and to hold the Indemnitee Group harmless from and against all claims or liabilities relating to its business, including all litigation claims then being asserted against the Company (other than the Herman Adler v. Mega Group, et al., claim described in the "Legal Proceedings" disclosure in our 10-KSB filed March 7, 2003). Mr. Gregory's agreement is subject to certain conditions, among them that (i) it is effective until not later than October 11, 2004, (ii) it is contingent on the successful completion of a securities offering by the Company, and (iii) his obligation shall be satisfied only by his delivery to the Company of such number of its common shares owned by him, valued for this purpose at $2.50 per share, as shall be equal to the amount of any claim settled or finally determined. Mr. Gregory has granted the Indemnitee Group a security interest in his shares to secure his obligation.

     The intent of our management is to direct Mega Group into new business lines providing financial services to currently underserved ethnic minorities through alliances with churches and other organizations serving those groups. We intend in the near term to obtain additional equity funding and to obtain additional debt financing to pursue these new lines of business and to provide the funds to satisfy its current obligations. The extent to which we can raise additional equity and financing and achieve profitable operations from new business activities will determine if we can continue as a going concern.

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

Results of Operations

     Three Months Ended March 31, 2003

     During the three months ended March 31, 2003, our cash position increased from zero at March 31, 2002 to $2,594 at March 31, 2003. During the same three month period ended March 31, 2003, we realized a net loss of $238,935 after revenue of zero and ongoing expenses in the total amount of $199,072 and interest expense in the amount of $39,908. During the three months ended March 31, 2002, we realized a net loss of $84,774 after revenues of $0, ongoing operating expenses in the total amount of $55,331 and interest expense of $29,662.

ITEM 3. CONTROLS AND PROCEDURES.

     Within the 90 days prior to the filing date of this quarterly report, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. They have advised us that, based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiary is made known to us, particularly during the period in which this interim report is being prepared. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls since the date of their evaluation. Our principal executive officer and principal financial officer identified no significant deficiencies and material weaknesses requiring corrective action.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     We are a respondent in a civil action, for confirmation of an arbitration award captioned Herman Adler v. Mega Group, Inc., et al., which commenced on November 15, 1999, in the Supreme Court for the County of Albany, New York. The petitioner, now deceased, was the former owner of an insurance agency which we purchased in 1985. He claimed that the Company failed to honor the payment terms of the agency purchase agreement. On December 15, 1999, an arbitrator rendered, and on March 7, 2000 the arbitrator modified, an award in favor of the petitioner and against the Company in the amount of $157,381. On January 8, 2001, the Supreme Court confirmed the arbitration award and entered judgment against the Company for $168,808 including costs and interest. Judgment was also entered as against various individuals who had guaranteed the Company's obligation to petitioner. The judgment creditor restrained the Company from making any sale, assignment, transfer, or interference with any property in which the Company has an interest until the judgment is satisfied or vacated. The awarded amount is included in the current portion of long-term debt and related costs and interest are included in accounts payable and accrued expenses on the accompanying March 31, 2003 Balance Sheet.

     We are the defendant in a civil action for money damages, for breach of a computer financing agreement, captioned First State Bank v. Mega Group, Inc., in the Supreme Court for the County of Saratoga, New York. On December 14, 2000, the Supreme Court entered judgment against the Company in the amount of $48,000. The judgment creditor restrained the Company from making any sale, assignment, transfer, or interference with any property in which the Company has an interest until the judgment is satisfied or vacated. The judgment amount is included in the current portion of long-term debt on the accompanying March 31, 2003 Balance Sheet.

     We are a defendant in a civil action for money damages captioned Verizon Yellow Pages v. Mega Group, Inc., which commenced on January 31, 2003, and is pending in the Supreme Court for the County of Albany, New York. The plaintiff seeks to recover $20,000 for past due advertisement charges, attorneys fees, costs and interest. We vigorously dispute the charges, and a motion for summary judgment has been asserted by the plaintiff.

     We commenced an action on March 13, 2003, against our former counsel, attorney Stephen Pechenik, and his law firm, Pechenik & Curro, PC, which is pending in the Supreme Court for the County of Saratoga, New York. In our complaint, we allege professional malpractice in relation to the entry of judgment in a matter captioned Halton v. Mega which was litigated in the Supreme Court for the County of Saratoga, New York, and for certain material misrepresentations which were made by our former counsel at the time of the sale of certain of our assets to Mega Personal Lines. The defendants' answer is anticipated in May 2003, at which time discovery will commence

     We are one of several defendants in a civil action for money damages captioned Mega Personal Lines, Inc. v Mega Group, Inc., et al., which was commenced on March 27, 2003. In this action commenced by Mega Personal Lines ("MPL"), as against Mega Group, Inc., Stephen Pechenik and Pechenik & Curro, PC, MPL seeks to recover based upon material misrepresentations which were made at the time of the sale of certain Mega Group assets to MPL. The same allegations of negligent misrepresentation have been made against both Mega Group and its former counsel. We anticipate filing an answer which (1) denies any wrongdoing, (2) asserts a counterclaim for unjust enrichment and (3) cross-claims against co-defendants Steve Pechenik and Pechenik & Curro, PC for indemnification.

         We are a defendant in other pending lawsuits which, in the view of management, are not material to the financial statements.

ITEM 2. CHANGES IN SECURITIES.

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) EXHIBITS.

    4.7(2)--Promissory Note, in the Original Unpaid Principal Amount of $60,000, of Mega Group, Inc. and Small Business Investment Corporation of America, Inc., Makers, to Matah Holdings, L.L.C., Payee, dated April 15, 2003.

      99.1--Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) REPORTS ON FORM 8-K.

      Form 8-K filed on April 4, 2003, Item 5. Other Events.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003                                    MEGA GROUP, INC.

                                                  By: /s/ JOHN H. BROWN
                                                      --------------------------
                                                      John H. Brown
                                                      Chief Executive Officer


Date: May 14, 2003                                By: /s/ MERRITT C. BROWN
                                                      --------------------------
                                                      Merritt C. Brown
                                                      Chief Financial Officer

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a.) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b.) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c.) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a.) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b.) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003                                    MEGA GROUP, INC.

                                                  By: /s/ JOHN H. BROWN
                                                      --------------------------
                                                      John H. Brown
                                                      Chief Executive Officer

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a.) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b.) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c.) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a.) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b.) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003                               By: /s/ MERRITT C. BROWN
                                                     ---------------------------
                                                     Merritt C. Brown
                                                     Chief Financial Officer