Form 10KSB/A
period 2002-12-31
MEGA GROUP INC
filed 2003-08-13
CIK 828942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 2)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $791,247 as of June 30, 2003, based on the last reported sale price on that date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,359,303 shares of common stock (including 75,302 shares held of record by our wholly-owned subsidiary), as of August 1, 2003.

PART II

EXPLANATORY NOTE

This Form 10-KSB/A (Amendment No. 2) is being filed to amend and restate the information disclosed in Item 7 of Part II of the Form 10-KSB filed on March 7, 2003, as amended on April 15, 2003, for the fiscal year ended December 31, 2002 to record the 1999 and 2000 stock transactions with Small Business Investment Corporation of America, Inc. using the purchase method of accounting. The Company previously accounted for these transactions as a pooling of interests in its financial statements for the year ended December 31, 2000.

Item 7.    Financial Statements.

See pages F-1 through F-21 attached hereto.

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

As described in Note 13, the Company has restated the accompanying financial statements to record its 1999 and 2000 stock transactions with Small Business Investment Corporation of America, Inc. using the purchase method of accounting. The Company previously accounted for these transactions as a pooling of interests in its financial statements for the year ended December 31, 2000.

/s/    Aronson & Company

Rockville, Maryland

February 12, 2003, except for Notes 6, 7, 10

and 13, as to which the date is August 11, 2003

Mega Group, Inc. and Subsidiary

Consolidated Balance Sheets

December 31,	2001 (as restated)	2002 (as restated)
Assets
Current assets
Cash	$17,100	$4,031
Marketable securities	1,544	1,025
Accounts receivable	—	30,000
Loans receivable	45,134	19,904
Loan financing costs, net	—	1,667

Total current assets	63,778	56,627

Property and equipment
Computer equipment	10,683	—
Office furniture and equipment	13,695	25,140

Total	24,378	25,140
Less: Accumulated depreciation and amortization	(13,802)	(16,587)

Net property and equipment	10,576	8,553

Total assets	$74,354	$65,180

The accompanying Notes to Financial Statements are an integral part of these financial statements

Mega Group, Inc. and Subsidiary

Consolidated Balance Sheets

	2001 (as restated)	2002 (as restated)
Liabilities and Deficiency in Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$661,429	$684,741
Accrued wages	291,174	453,734
Accrued interest	114,330	218,682
Due to stockholders	70,976	116,966
Due to affiliate	2,939	—
Current portion of long-term debt	716,582	1,002,494

Total current liabilities	1,857,430	2,476,617
Long-term debt, net of current portion	49,183	3,680

Total liabilities	1,906,613	2,480,297

Commitments and contingencies
Deficiency in stockholders’ equity
Preferred stock, cumulative 8%, $1 par value per share, 400,000 shares authorized, 10,000 shares issued and outstanding	10,000	10,000
Common stock, $0.016 par value per share, 25,000,000 shares authorized, 9,359,303 and 8,056,912 shares issued and outstanding in 2002 and 2001, respectively	128,911	149,749
Additional paid-in capital	164,144	245,849
Accumulated deficit	(2,134,012)	(2,819,251)
Accumulated other comprehensive loss	(1,302)	(1,464)

Total deficiency in stockholders’ equity	(1,832,259)	(2,415,117)

Total liabilities and deficiency in stockholders’ equity	$74,354	$65,180

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Operations

Years Ended December 31,	2001	2002
Revenue	$—	$30,000

Operating expenses
Compensation and benefits	156,024	204,187
Other selling, general and administrative expenses	243,445	371,289
Depreciation and amortization	3,430	11,118

Total operating expenses	402,899	586,594

Loss from operations	(402,899)	(556,594)

Other income (expense)
Realized loss on marketable securities	(84,402)	(488)
Interest income	404	640
Interest expense	(107,374)	(127,997)

Total	(191,372)	(127,845)

Loss before provision (benefit) for income taxes	(594,271)	(684,439)
Provision (benefit) for income taxes	(39,634)	—

Net loss	$(554,637)	$(684,439)

Basic and dilutive net loss per common share:
Basic and dilutive net loss per common share	$(0.07)	$(0.08)

Basic and dilutive weighted average common shares used to compute net loss per share	8,056,912	8,589,327

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31,	2001	2002
Net loss	$(554,637)	$(684,439)

(Increase) decrease in unrealized loss on marketable securities	14,680	(378)

Reclassification of previously unrealized loss on marketable securities to realized loss	84,402	108

Tax provision (benefit)	(39,634)	108

Other comprehensive (loss) income	59,448	(162)

Comprehensive loss	$(495,189)	$(684,601)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Deficiency in Stockholders’ Equity

Years Ended December 31, 2002 and 2001

	Preferred Stock		Common Stock		Additional Paid-in Capital (as restated)	Accumulated Deficit (as restated)	Accumulated Other Comprehensive Loss	Total Deficiency in Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2001	10,000	$10,000	8,056,912	$128,911	$164,144	$(1,578,575)	$(60,750)	$(1,336,270)
Unrealized loss on marketable securities, net of tax and reclassification adjustment for losses included in statement of operations	—	—	—	—	—	—	59,448	59,448

Net loss	—	—	—	—	—	(554,637)	—	(554,637)

Preferred stock dividend	—	—	—	—	—	(800)	—	(800)

Balance, December 31, 2001	10,000	10,000	8,056,912	128,911	164,144	(2,134,012)	(1,302)	(1,832,259)

Issuance of stock for:

Compensation	—	—	692,391	11,078	30,465	—	—	41,543

Membership dues	—	—	10,000	160	840	—	—	1,000

Loan financing cost	—	—	100,000	1,600	8,400	—	—	10,000

Consulting and professional services	—	—	500,000	8,000	42,000	—	—	50,000

Unrealized loss on marketable securities, net of tax and reclassification adjustment for losses included in statement of operations	—	—	—	—	—	—	(162)	(162)

Net loss	—	—	—	—	—	(684,439)	—	(684,439)

Preferred stock dividend	—	—	—	—	—	(800)	—	(800)

Balance, December 31, 2002	10,000	$10,000	9,359,303	$149,749	$245,849	$(2,819,251)	$(1,464)	$(2,415,117)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31,	2001	2002
Cash flows from operating activities
Net loss	$(554,637)	$(684,439)
Adjustments to reconcile net loss to net cash used by operating activities
Realized loss on sale of marketable securities	84,402	488
Depreciation and amortization	3,430	11,118
Provision (benefit) for income taxes	(39,634)	108
Write-off of loans receivable	—	28,019
Interest paid by shareholder on the Company’s behalf	—	7,579
Common stock issued for payment of membership dues	—	1,000
Common stock issued for payment of professional services	—	50,000
Seizure of cash in litigation	9,345	—
(Increase) decrease in
Accounts receivable	—	(30,000)
Accrued interest receivable	819	—
Increase (decrease) in
Accounts payable and accrued expenses	101,380	23,312
Accrued wages	140,000	204,187
Accrued interest	66,317	104,352

Net cash used by operating activities	(188,578)	(284,276)

Cash flows from investing activities
Advances made under loans receivable	(466)	(7,041)
Repayments received under loans receivable	16,113	4,252
Proceeds from sale of marketable securities	147,332	—
Purchase of marketable securities	(54,196)	(323)
Purchase of property and equipment	—	(762)

Net cash (used) provided by investing activities	108,783	(3,874)

Cash flows from financing activities
Proceeds from notes payable	90,547	315,000
Principal payments on notes payable	(75,127)	(36,180)
Payments to affiliates	(464)	(2,939)
Advances from stockholder	56,356	—
Preferred dividends	(800)	(800)

Net cash provided by financing activities	70,512	275,081

Net decrease in cash	$(9,283)	$(13,069)
Cash—beginning of year	26,383	17,100

Cash—end of year	$17,100	$4,031

Supplemental cash flow information
Actual cash payments for:
Income taxes	$200	$—

Interest	$33,603	$16,066

Noncash Investing and Financing Activities:
Bank enforcement of guaranties against certain stockholders to collect debt	$14,620	$—

Common stock issued for payment of loan financing costs	$—	$10,000

Common stock issued for payment of accrued wages	$—	$41,543

Marketable securities exchanged for payment of accrued wages	$—	$84

Payments made by shareholder on notes payable on behalf of the Company	$—	$38,411

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Mega Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. Organization and significant accounting policies	Nature of business: Mega Group, Inc. (Company) was incorporated on December 28, 1983 in the State of New York. The current business plan is to provide diversified financial services to ethnic communities and faith-based entities in the United States and to operate as a specialized financial institution providing loans and investments for businesses in low and moderate income communities.

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

1. Organization and significant accounting policies (continued)	Stock options: In accounting for stock options to employees, the Company follows the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as opposed to the fair value method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123:

	Year Ended December 31,
	2001	2002
Net loss, as reported	$(554,637)	$(684,439)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro-forma net loss	$(554,637)	$(684,439)

Earnings per share:
Basic and dilutive—as reported	$(0.07)	$(0.08)

Basic and dilutive—pro forma	$(0.07)	$(0.08)

This disclosure is in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, that the Company has adopted in these financial statements.

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

2. Due to stockholders and affiliate (continued)	The Company owes its president/stockholder $102,346 and $56,356 at December 31, 2002 and 2001, respectively, for payments made by the president on the Company’s behalf. Such payments were in connection with the David G. Becking, et al. v. Mega Group, Inc., et al. litigation (See Note 8).

The foregoing obligations to stockholders have no specified terms for interest or repayment.

Notes payable: The Company is obligated under notes payable totaling $129,994 and $148,174 to certain of our stockholders and officers at December 31, 2002 and 2001, respectively. These obligations are described in detail in Note 4.

3. Loans receivable	During 2002 and 2001, the Company made informal loans to and incurred various expenses on behalf of investment brokers with whom the Company shares its office space. These loans totaled $19,904 and $45,134 as of December 31, 2002 and 2001, respectively, and are expected to be repaid during 2003.

4.	Long-term debt At December 31, 2002 and 2001, long-term debt consisted of the following:

	2001	2002
Note payable for agency purchase, requiring monthly payments based upon revenues generated by the book of business purchased, including interest imputed at 10%. Guaranteed by former Company directors. The Company is in default on the obligation and, accordingly, it is classified as a current liability. The obligation was subject to arbitration for which an award was rendered in December 1999.	$157,381	$157,381

Notes payable for agency purchases, requiring monthly payments ranging from approximately $600 to $6,000, including interest, both stated and imputed, ranging from 8% to 9%, with scheduled maturities through December 2008. The Company is in default on the obligations and, accordingly, they are classified as current liabilities. (Includes $146,397 related to a November 2000 court order, as described in Note 8).	161,618	161,618

Notes payable for agency purchase, as settled, requiring 48 monthly payments of $3,705 including interest at 9%, guaranteed by the president and his spouse, final payment due March 2004.	87,592	49,181

Capital lease obligation, refinanced in May 1998, requiring monthly payments of $2,221, including imputed interest at 10%, final payment due May 2001, collateralized by the leased equipment. The Company is in default on the obligation and, accordingly, it is classified as a current liability. In June 2000 the lessor commenced legal action against the Company for $56,000. A judgment was entered against the Company for $48,000 in December 2000.	48,000	48,000

Note payable, unsecured, convertible into 6,000 shares of our common stock, bearing interest at 10%, due October 2001. Principal on the note was paid in full in July 2002.	3,000	—

Note payable to an individual for a cash loan, unsecured, bearing interest at 12%. The noteholder insists the note is in default, and accordingly, it is classified as a current liability.	100,000	100,000

Note payable to a stockholder and officer, unsecured, bearing interest at 15%, due December 2003.	15,000	15,000

Note payable to a stockholder and officer, unsecured, bearing interest at 15%, due December 2003.	—	15,000

Notes payable to a stockholder and officer, unsecured, bearing interest at 10%, due December 2003.	92,627	74,653

Note payable to the president of the Company for redemption of the Company’s common shares, unsecured, bearing interest at 6%, due June 15, 2000. The Company is in default on this note and, accordingly, it is classified as a current liability.	40,547	25,341

Note payable, unsecured, bearing interest at 12.5%, due June 2003. The note also granted an option to the payee to purchase 120,000 shares at $.50 per share (Note 7). The holder of the note may apply any part of the outstanding balance to exercise the option.	60,000	60,000

Working capital notes payable to Matah Holding, LLC, bearing interest at 12%, due April 14, 2003. (See below)	—	300,000

Total	765,765	1,006,174

Less: Current portion	(716,582)	(1,002,494)

Net long-term debt	$49,183	$3,680

4. Long Term Debt (Continued)

Future annual maturities of long-term debt as of December 31, 2002 are as follows:

Year Ending December 31	Amount
2003	$1,002,494
2004	3,680

Total	$1,006,174

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

5. Income taxes (continued)

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

6. Stockholders’ equity	Preferred stock: The Company has suspended the payment of dividends on the 8% cumulative preferred stock. As a result, although recorded in the accompanying financial statements, the Company is in arrears in payment of the dividends for all years 1993 through 2002. As of December 31, 2002 and 2001, the aggregate amount in arrears was $8,000 and $7,200, respectively. Upon any voluntary liquidation, dissolution or winding up of the Corporation, preferred stockholders are entitled, before any distribution shall be made to common stockholders, to be paid out an amount equal to $1.00 per preferred share plus any accrued but unpaid dividends. As of December 31, 2002, 10,000 shares of 8% cumulative convertible preferred stock were issued and outstanding. The right to convert these shares into common stock, on a one for one basis, expired in 1993.

6. Stockholders’ equity (continued)	Common stock: On May 7, 2002, the Company issued 692,391 shares of its common stock to its Chief Executive Officer for payment of previously accrued and unpaid wages valued at $41,543 ($0.06 per share based on the trading price of the Company’s shares on the issuance date).

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

In July and August 2001, the Company granted a promissory note holder options to purchase a total of 60,000 shares of its common stock for $.50 per share, of which options to purchase 40,000 and 20,000 shares are exercisable until July 17, 2003 and August 6, 2003, respectively, or until 15 days prior to the effective date of any registration statement covering its equity securities to be publicly offered and sold, whichever comes first. In October 2001, the Company granted a promissory note holder options, exercisable until September 24, 2003 or until 90 days after the closing of any registered public offering of equity securities, whichever comes first, to purchase 120,000 shares of its common stock for $.50 per share. Using the Black-Scholes method, the Company determined that the resulting fair value of these options was immaterial. Therefore, no allocation of the notes payable proceeds was made to additional paid-in capital.

7. Stock and put options (continued)	The Company determined the fair value of each option granted during the year ended December 31, 2001, using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected life of options	2.9 years
Volatility	0.0%
Risk-free interest rate	5.0%
Divided yield	zero

A summary of the stock options described in the previous paragraphs follows:

	Number of Option Shares
	$ 3.00 Exercise Price	$ 0.50 Exercise Price	Total
Outstanding at January 1, 2001	660,000	—	660,000
Granted during 2001	—	280,000	280,000
Expired during 2001	(660,000)	—	(660,000)

Outstanding at December 31, 2001	—	280,000	280,000
Granted during 2002	—	—	—
Expired during 2002	—	—	—

Outstanding at December 31, 2002	—	280,000	280,000

None of the options in the table above, however, would generate compensation costs under either APB 25 or SFAS 123.

8. Legal matters	The Company is one of several defendants in a civil action, for the payment of a promissory note, captioned David G. Becking, et al. v. Mega Group, Inc., et al., which commenced April 29, 1997 in the Supreme Court for the County of Albany, New York. The plaintiffs were the former owners of an insurance agency which the Company purchased on December 30, 1988. The other defendants were guarantors of the promissory note. Several of the defendants asserted claims against third-party defendants who included the Company’s president, director, and principal shareholder, Steven C. Gregory. As of March 15, 2000, the plaintiffs’ claim against the defendants, including principal and interest, totaled $754,758. On that date, the Company settled with the plaintiffs for a payment to them of $92,000 in cash and by delivering to them two promissory notes, each in the amount of $75,000 due and payable in 48 consecutive monthly installments, with interest at the rate of 9% per annum, payable $1,852 commencing April 1, 2000, with the final payment due March 1, 2004. By order dated November 16, 2000, the court obligated the Company to pay defendant Martin J. Keary any portion of a judgment for $146,397 which he must pay to the plaintiffs and to reimburse him for his attorney’s fees in defending the action in an amount which the court will approve. The court dismissed all remaining claims against Mr. Gregory and the Company. The entire $146,397 is included in the current portion of long-term debt on the accompanying December 31, 2002 and 2001 Balance Sheets.

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

8. Legal matters (continued)	The Company is one of several defendants in a civil action for equitable relief captioned Halton v. Gregory, et al., which commenced on July 22, 2002, and is pending in the Supreme Court for the County of Saratoga, New York. The plaintiff, Robert L. Halton, is the Company’s judgment creditor, and the defendants also include the Company’s president, Steven C. Gregory. In the action, Mr. Halton seeks to invalidate and set aside the transfer, effective April 1, 2000, of the Company’s remaining assets to Mr. Gregory, as described in Note 1, so that the assets might be used to satisfy Mr. Halton’s September 29, 2000 partial summary judgment against the Company. Mr. Halton also seeks an accounting of the asset transfer. He alleges generally that the transfer of the assets was not for a fair equivalent value and was made with the actual interest to hinder, delay, or defraud our creditors. The Company is defending its position in the action. From December 31, 2001 to the present, the defendants have served their answer, but no discovery has taken place.

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

The Company is a defendant in other pending lawsuits which, in the view of management, are not material to the financial statements.

9. Concentrations	All 2002 revenue was earned under a consulting agreement with one customer. All of the revenue is included in and represents all of the Company’s accounts receivable at December 31, 2002.

10. Financial condition	The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2002, the Company has a deficiency in stockholders’ equity of approximately $2,415,000 and a working capital deficiency of approximately $2,420,000. In addition, the Company is in default on certain notes payable and other obligations and is involved in significant litigation involving past business dealings. The intent of the Company’s management is to direct it into new business lines providing financial services to currently underserved ethnic minorities through alliances with churches and other organizations serving those groups. The Company intends in the near term to obtain additional equity funding to pursue these new lines of business. On May 2, 2002, the Company entered into a non-binding letter of intent with an underwriter to engage in a firm-commitment registered public offering of 1,500,000 units, each unit consisting of one share of its common stock and a warrant to purchase one additional share of its common stock, representing 35% of its equity fully diluted, at an offering price currently estimated at $6.00 per unit. The letter of intent is subject to various conditions and to the execution of formal written underwriting documents. In June 2003, the letter of intent was rescinded. The Company is now conducting a best efforts no minimum public offering.

On October 11, 2000, as a condition of the reverse acquisition of Mega by SBICOA, Mega’s president, Steven Gregory, agreed to indemnify the Company, SBICOA, and its respective directors, shareholders, affiliates, and certain other associated persons (collectively, the Indemnitee Group) and to hold the Indemnitee Group harmless from and against all claims or liabilities relating to its business, including all litigation claims then being asserted against the Company (other than the Adler claim described in Note 8). Mr. Gregory’s agreement is subject to certain conditions, among them that (i) it is effective until not later than October 11, 2004, (ii) it is contingent on the successful completion of a securities offering by the Company, and (iii) his obligation shall be satisfied only by his delivery to the Company of such number of its common shares owned by him, valued for this purpose at $2.50 per share, as shall be equal to the amount of any claim settled or finally determined. Mr. Gregory has granted the Indemnitee Group a security interest in his shares to secure his obligation.

The Company’s ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis until the offering can be completed. The Company has taken steps to reduce its cash expenditures including: deferring the payment of its officer’s salaries, negotiating favorable terms in order to defer payments to certain vendors, and minimizing its general and administrative expenses. This plan assumes no subsequent unfavorable changes in the terms of the Company’s notes payable in which the Company is currently in default. To the extent that any of the note holders pursue their rights under the notes, the Company’s cash flow position could be materially affected. As of August 7, 2003, the Company has $40,000 remaining under its working capital loan facility with Matah. In addition, the maturity date of the $500,000 facility was extended until March 31, 2004. Finally, on August 6, 2003, the Company executed an unconditional commitment letter with Matah to extend an additional credit facility of $300,000. This facility is due and payable on March 31, 2004. Management believes that these actions will enable the Company to generate sufficient cash flow to meet its obligations on a timely basis until the offering can be completed, but no assurances can be given in this regard.

11. Net loss per share	The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2002 and 2001:

	2001	2002
Net loss	$(554,637)	$(684,439)
Preferred stock dividends	(800)	(800)

Net loss—basic	$(555,437)	$(685,239)

Weighted average shares—basic	8,056,912	8,589,327

Common shares issuable upon exercise of stock options	—	—

Weighted average shares diluted	8,056,912	8,589,327

Basic and diluted net loss per share	$(0.07)	$(0.08)

For the years ended December 31, 2002 and 2001, 280,000 common shares issuable upon exercise of stock options were excluded from the dilutive calculation because the effect was anti-dilutive.

12. Recent accounting pronounce-ments	Statement of Financial Accounting Standards No. 145, Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections: The portion of this Statement applicable to FASB Statement No. 4, applies to fiscal years beginning after May 15, 2002. The other elements of the Statement became applicable during 2002. The portion of the Statement applicable to Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, has the effect of changing the accounting for gains and losses from debt extinguishments from extraordinary to operating. The Company does not believe that this Statement will have any impact on the financial statements when adopted.

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

13. Restatement	Subsequent to the filing of the Company’s annual report for 2002, the Company discovered that its January 1, 2001 Additional paid-in capital and Accumulated deficit balances were misstated. The Company has restated the accompanying financial statements to record its 1999 and 2000 stock transactions with SBICOA using the purchase method of accounting. The Company previously accounted for these transactions as a pooling of interests in accordance with Accounting Principles Board Opinion No. 16 (APB 16) in its 10K-SB for the year ended December 31, 2000. The summary of the underlying transactions is as follows:

1)      On November 1, 1999, SBICOA purchased 776,693 shares, or approximately 53%, of Mega Group, Inc.’s outstanding common stock from Mega Group, Inc.’s president in exchange for a note payable to him for $80,000. A summary of the assets and liabilities of Mega Group, Inc. at the transaction date was as follows:

Cash	$68,000
Accounts receivable	121,000
Other assets	321,000

Total Assets	510,000

Accounts payable and accrued expenses	457,000
Notes payable	1,128,000

Total Liabilities	1,585,000

Net liabilities acquired	$1,075,000

This transaction was recorded as a purchase. Goodwill recorded related to the transaction was approximately $1,155,000 and was deemed to be impaired during 1999, and therefore, was written off.

2)      On October 11, 2000, Mega Group, Inc. issued 9,309,396 of its common stock, or approximately 86% of its common stock after the issuance, to the stockholders of SBICOA for 6,000 shares, or 100%, of the outstanding common stock of SBICOA. The purchase price for the transaction of approximately $3,258,000 was determined based upon the fair market value of the shares on the transaction date. A summary of the assets and liabilities of Mega Group, Inc. at the transaction date was as follows:

Cash	$9,000

Accounts payable and accrued expenses	627,000
Notes payable	504,000

Total Liabilities	1,131,000

Net liabilities	$1,122,000

13. Restatement (continued)

For accounting purposes the Company has determined that SBICOA was the acquirer based on the following factors:

1)      SBICOA was in control of the majority of outstanding common stock following the transaction,

2)      operations of SBICOA became the continuing operations of the combined entity, and

3)      the management of SBICOA was to manage the continuing entity.

In light of SBICOA’s pre-existing 53% ownership of Mega Group, Inc., the Company recorded the October 11, 2000 share exchange as a downstream merger of the percent affected through the purchase of the minority interest of Mega Group, Inc. by SBICOA. Since Mega Group, Inc. was a non-operating entity on that day, the Company recorded the premium over net assets purchased as a reduction to Additional paid-in capital.

Historical cumulative data presented are those of SBICOA (accounting acquirer) and includes its share of 53% of Mega Group, Inc. losses from November 1999 to October 2000. Following the October 2000 transaction, all (100%) of Mega Group, Inc. net losses are included in the historical cumulative data.

The following table shows changes as a result of the restatement:

	December 31, 2001		December 31, 2002
	As previously presented	As restated	As previously presented	As restated
Total assets	$74,354	$74,354	$65,180	$65,180

Total liabilities	(1,906,613)	(1,906,613)	(2,480,297)	(2,480,297)

Deficiency in Stockholders’ equity:
Preferred stock	(10,000)	(10,000)	(10,000)	(10,000)
Common stock	(128,911)	(128,911)	(149,749)	(149,749)
Additional paid-in capital	(3,463,013)	(164,144)	(3,544,718)	(245,849)
Accumulated Deficit	5,432,881	2,134,012	6,118,120	2,819,251
Accumulated other comprehensive loss	1,302	1,302	1,464	1,464

Total deficiency in stockholders’ equity	1,832,259	1,832,259	2,415,117	2,415,117

Total liabilities and deficiency in stockholders’ equity	$(74,354)	$(74,354)	$(65,180)	$(65,180)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGA GROUP, INC.

By:	/s/ JOHN H. BROWN
John H. Brown Chairman of the Board of Directors and Chief Executive Officer

Date: August 13, 2003

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ JOHN H. BROWN
John H. Brown, Principal Executive Officer and Chairman of the Board of Directors
Date: August 13, 2003

	By:	/s/ MERRITT C. BROWN
Merritt C. Brown, Principal Financial and Accounting Officer and Director
Date: August 13, 2003

	By:	/s/ STEVEN C. GREGORY
Steven C. Gregory, Director
Date: August 13, 2003

	By:	/s/ JOYCE L. BROWN
Joyce L. Brown, Director
Date: August 13, 2003

	By:	/s/ VERN S. MORRIS
Vern S. Morris, Director
Date: August 13, 2003

II-1