Form 10QSB/A
period 2003-03-31
MEGA GROUP INC
filed 2003-08-13
CIK 828942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-QSB/A

(Amendment No. 1)

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

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

This Form 10-QSB/A (Amendment No. 1) is being filed to amend and restate the information disclosed in Item 1 of Part I of the Form 10-QSB filed on May 14, 2003, for the three months ended March 31, 2003 to record the 1999 and 2000 stock transactions with Small Business Investment Corporation of America, Inc. using the purchase method of accounting. The Company previously accounted for these transactions as a pooling of interests in its financial statements for the year ended December 31, 2000.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Mega Group, Inc. and Subsidiary

Consolidated Balance Sheet

(Unaudited)

March 31, 2003 (as restated)
Assets
Current assets
Cash	$2,594
Marketable securities	2,792
Accounts receivable	30,000
Loans receivable	20,738
Loan financing costs, net	7,900

Total current assets	64,024

Property and equipment
Office furniture and equipment	25,663
Less: Accumulated depreciation and amortization	(17,299)

Net property and equipment	8,364

Total assets	$72,388

The accompanying Notes to Financial Statements are an integral part of these financial statements

Mega Group, Inc. and Subsidiary

Consolidated Balance Sheet

(Unaudited)

March 31, 2003 (as restated)
Liabilities and Deficiency in Stockholders’ Equity
Current liabilities
Current portion of long-term debt	1,099,149
Accounts payable and accrued expenses	730,915
Accrued wages	512,171
Accrued interest	254,186
Due to stockholders	128,252

Total current liabilities	2,724,673

Commitments and contingencies

Deficiency in stockholders’ equity
Preferred stock, cumulative 8%, $1 par value per share, 400,000 shares authorized, 10,000 shares issued and outstanding	10,000
Common stock, $0.016 par value per share, 25,000,000 shares authorized, 9,359,303 shares issued and outstanding	149,749
Additional paid-in capital	245,849
Accumulated deficit	(3,058,186)
Accumulated other comprehensive income	303

Total deficiency in stockholders’ equity	(2,652,285)

Total liabilities and deficiency in stockholders’ equity	$72,388

The accompanying Notes to Financial Statements are an integral part of these financial statements

Mega Group, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

Three Months Ended March 31,	2002	2003
Revenue	$—	$—

Operating expenses
Compensation and benefits	37,500	75,000
Other selling, general and administrative expenses	17,139	82,093
Depreciation and amortization	692	41,979

Total operating expenses	55,331	199,072

Loss from operations	(55,331)	(199,072)

Other income (expense)
Interest income	219	45
Interest expense	(29,662)	(39,908)

Total	(29,443)	(39,863)

Net loss	$(84,774)	$(238,935)

Basic and diluted net loss per common share:
Basic and diluted net loss per common share	$(0.01)	$(0.03)

Basic and diluted weighted average common shares used to compute net loss per common share	8,056,912	9,359,303

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Comprehensive Loss

(Unaudited)

Three Months Ended March 31,	2002	2003
Net loss	$(84,774)	$(238,935)

Decrease in unrealized loss on marketable securities, net of tax	50	1,767

Other comprehensive income	50	1,767

Comprehensive loss	$(84,724)	$(237,168)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2003
Cash flows from operating activities
Net loss	$(84,774)	$(238,935)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	692	41,979
Interest paid by shareholder on Company’s behalf	—	986
Increase (decrease) in
Bank overdraft	897	—
Accounts payable and accrued expenses	6,586	(1,326)
Accrued wages	37,500	58,437
Accrued interest	23,005	35,504

Net cash used by operating activities	(16,094)	(103,355)

Cash flows from investing activities
Purchase of marketable securities	(323)	—
Purchase of property and equipment	—	(523)
Loans made to affiliates, net	(930)	(834)

Net cash used by investing activities	(1,253)	(1,357)

Cash flows from financing activities
Principal payments on debt	(17,272)	(11,284)
Debt proceeds	6,404	114,559
Advances from stockholder	11,115	—

Net cash provided by financing activities	247	103,275

Net decrease in cash	(17,100)	(1,437)
Cash—beginning of period	17,100	4,031

Cash—end of period	$—	$2,594

Supplemental cash flow information
Actual cash payments for:
Interest	$6,657	$986

Noncash investing and financing activities
Payment made by shareholder on notes payable on behalf of the Company	$—	$10,300

Loan financing costs accrued not yet paid	$—	$47,500

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Mega Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. Nature of Business	The consolidated financial statements include the accounts Business of the Mega Group, Inc., a New York corporation and its wholly owned subsidiary, Small Business Investment Corporation of America, Inc. (SBICOA), an Oregon corporation (collectively, the Company). All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements. The Company’s current business plan is to provide diversified financial services to ethnic communities and faith-based entities in the United States and to operate as a specialized financial institution providing loans and investments for businesses in low and moderate income communities.

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

3. Notes Payable

In April 2003, the Company obtained an additional loan from Matah for $60,000 and the due date on all of the existing loans was extended until July 15, 2003.

These loans are subject to the same terms and conditions as the original Loan and Security Agreement dated July 15, 2002, as amended, as disclosed in the Company’s 2002 annual financial statements.

4. Financial Condition	The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2003, the Company has a deficiency in stockholders’ equity of approximately $2,652,000 and a working capital deficiency of approximately $2,661,000. In addition, the Company is in default on certain notes payable and other obligations and is involved in significant litigation involving past business dealings. The intent of the Company’s management is to direct it into new business lines providing financial services to currently underserved ethnic minorities through alliances with churches and other organizations serving those groups. The Company intends in the near term to obtain additional equity funding to pursue these new lines of business. On May 2, 2002, the Company entered into a non-binding letter of intent with an underwriter to engage in a firm-commitment registered public offering of 1,500,000 units, each unit consisting of one share of its common stock and a warrant to purchase one additional share of its common stock, representing 35% of its equity fully diluted, at an offering price currently estimated at $6.00 per unit. The letter of intent is subject to various conditions and to the execution of formal written underwriting documents. In June 2003, the letter of intent was rescinded. The Company is now conducting a best efforts no minimum public offering.

4. Financial Condition (continued)	On October 11, 2000, as a condition of the reverse acquisition of Mega by SBICOA, Mega’s president, Steven Gregory, agreed to indemnify the Company, SBICOA, and its respective directors, shareholders, affiliates, and certain other associated persons (collectively, the Indemnitee Group) and to hold the Indemnitee Group harmless from and against all claims or liabilities relating to its business, including all litigation claims then being asserted against the Company (other than the Adler claim described in Note 8). Mr. Gregory’s agreement is subject to certain conditions, among them that (i) it is effective until not later than October 11, 2004, (ii) it is contingent on the successful completion of a securities offering by the Company, and (iii) his obligation shall be satisfied only by his delivery to the Company of such number of its common shares owned by him, valued for this purpose at $2.50 per share, as shall be equal to the amount of any claim settled or finally determined. Mr. Gregory has granted the Indemnitee Group a security interest in his shares to secure his obligation.

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

5. Related Party Transactions	Due to stockholder: The Company owes its president $128,252 at March 31, 2003. The obligation is the result of payments made by the president on the Company’s behalf. Such payments covered certain debt requirements as well as operating expenses.

6. Stock Options	In accounting for stock options to employees, the Company follows the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as opposed to the fair value method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123:

	Three Months Ended March 31,
	2002	2003
Net loss, as reported	$(84,774)	$(238,935)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro-forma net loss	$(84,774)	$(238,935)

Earnings per share:
Basic and dilutive—as reported	$(0.01)	$(0.03)

Basic and dilutive—pro forma	$(0.01)	$(0.03)

This disclosure is in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

7. Net loss per share	The following table sets forth the computation of basic and diluted net loss per share for the three month periods ended March 31, 2003 and 2002:

	March 31, 2003	March 31, 2002
Net loss	$(238,935)	$(84,774)
Preferred stock dividends	—	—

Net loss—basic	$(238,935)	$(84,774)

Weighted average shares—basic	9,359,303	8,056,912
Common shares issuable upon exercise of stock options	—	—

Weighted average shares diluted	9,359,303	8,056,912

Basic and diluted net loss per share	$(0.03)	$(0.01)

For the three month periods ended March 31, 2003 and 2002, 280,000 common shares issuable upon exercise of stock options were excluded from the dilutive calculation because the effect was anti-dilutive.

8. Restatement	Subsequent to the filing of the Company’s March 31, 2003 Form 10-QSB, the Company discovered that its January 1, 2003 Additional paid-in capital and Accumulated deficit balances were misstated. The Company has restated the accompanying financial statements to record its 1999 and 2000 stock transactions with SBICOA using the purchase method of accounting. The Company previously accounted for these transactions as a pooling of interests in accordance with Accounting Principles Board Opinion No. 16 (APB 16) in its 10K-SB for the year ended December 31, 2000. The summary of the underlying transactions is as follows:

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

8. Restatement (continued)

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

The following table shows changes as a result of the restatement:

	March 31, 2003
	As previously presented	As restated
Total assets	$72,388	$72,388

Total liabilities	(2,724,673)	(2,724,673)

Deficiency in stockholders’ equity:
Preferred stock	(10,000)	(10,000)
Common stock	(149,749)	(149,749)
Additional paid-in capital	(3,544,718)	(245,849)
Accumulated Deficit	6,357,055	3,058,186
Accumulated other comprehensive income	(303)	(303)

Total deficiency in stockholders’ equity	2,652,285	2,652,285

Total liabilities and deficiency in stockholders’ equity	$(72,388)	$(72,388)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report, as amended, to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2003	MEGA GROUP, INC.

	By:	/s/ JOHN H. BROWN
John H. Brown Chief Executive Officer

Date: August 13, 2003	By:	/s/ MERRITT C. BROWN
Merritt C. Brown Chief Financial Officer