Form 10QSB
period 2003-06-30
MEGA GROUP INC
filed 2003-08-22
CIK 828942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No  ☒

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

We believe that our financial condition and results of operations included in this report are not indicative of our future prospects. During the past two years we have been in transition. We discontinued our insurance agency business and acquired the Small Business Investment Corporation of America, Inc. (“SBICOA”). Our planned operations will initially include:

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

Liquidity and Capital Resources

Since October 11, 2000, through SBICOA, we have sustained our operations substantially through private borrowings. On July 15, 2002, we entered into a loan and security agreement with Matah Holdings, L.L.C. (“Matah”), a nonaffiliated lender. The agreement provided us with a working capital facility under which we had the right to borrow up to $500,000 and as of December 31, 2002 we had borrowed $300,000. In January 2003, the Company obtained an additional loan from Matah for $100,000 and was granted an extension on the existing loans until April 15, 2003. The agreement also called for 50,000 shares of the Company’s common stock to be issued to Matah as additional consideration for the $100,000 loan. The Company has accrued $47,500 of loan financing costs related to these shares based on their fair market value at the date of the agreement. The shares were not issued as of June 30, 2003. In April 2003, the Company obtained an additional loan from Matah for $60,000 and was granted an extension on the existing loans until July 15, 2003. By agreement dated August 6, 2003, the Company was granted a further extension on the existing loans until March 31, 2004. These loans are subject to the same terms and conditions as the original Loan and Security Agreement dated July 15, 2002, as amended, as disclosed in the Company’s 2002 annual financial statements. The borrowings are personally guaranteed by our chairman of the board of directors, chief executive officer, and principal shareholder, John H. Brown, and by our secretary-treasurer, director, and principal shareholder, Joyce L. Brown.

Our business plan referred to above calls for a capitalization of at least $30,000,000. Accordingly, we are now undercapitalized. We intend to satisfy any liquidity needs during the foreseeable future by engaging in one or more public or non-public equity financings. The nature of our business and proposed business does not require any significant product research and development, purchase or sale of plant and equipment, or changes in the number of employees. In the event that we are unable to raise significant funds, we may be unable to make required payments as they become due and may be unable to fully execute our business plan. We estimate that we have sufficient liquidity to satisfy our cash requirements until at least March 2004 due primarily to a $300,000 unconditional loan commitment letter issued on August 6, 2003 by Matah which expires on March 31, 2004. We expect to satisfy any liquidity needs during the foreseeable future by engaging in one or more public or non-public equity financings.

As of June 30, 2003, we had a deficiency in stockholders’ equity of approximately $2,824,000 and a working capital deficiency of approximately $2,832,000. In addition, we are in default on certain notes payable and other obligations and are involved in significant litigation involving past business dealings. Although interest rates and the amount outstanding under our credit facility may vary, based on current interest rates and assuming that our debt levels do not change from the date of completion of our current public offering, servicing all of our outstanding debt at June 30, 2003 set forth below, will require first-year payments of approximately $294,576.

In 2004, the Company is obligated under a defaulted $60,000 note payable, unsecured, bearing interest at 12.5%, due June 2003, to make principal and accrued interest payments of approximately $77,000. In 2004, the Company also is obligated to make principal and interest payments in the aggregate amount of $136,000 pursuant to note payable in default to an individual for a cash loan, unsecured, bearing interest at 12%. In addition, during 2004, the Company is obligated to make principal and interest payments of approximately $22,000 under an unsecured note payable in default to a stockholder and officer bearing interest at 15%, due December 2003.

On October 11, 2000, as a condition of its acquisition of SBICOA, its president, Steven Gregory, agreed to indemnify the Company, SBICOA, and its respective directors, shareholders, affiliates, and certain other associated persons (collectively, the “Indemnitee Group”) and to hold the Indemnitee Group harmless from and against all claims or liabilities relating to its business, including all litigation claims then being asserted against the Company (other than the Herman Adler v. Mega Group, et al., claim described in the “Legal Proceedings” disclosure in our 10-KSB filed March 7, 2003). Mr. Gregory’s agreement is subject to certain conditions, among them that (i) it is effective until not later than October 11, 2004, (ii) it is contingent on the successful completion of a securities offering by the Company, and (iii) his obligation shall be satisfied only by his delivery to the Company of such number of its common shares owned by him, valued for this purpose at $2.50 per share, as shall be equal to the amount of any claim settled or finally determined. Mr. Gregory has granted the Indemnitee Group a security interest in his shares to secure his obligation.

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

Management believes it will be successful in obtaining additional equity and debt financing, but no assurances can be given in this regard. As a result of our deficiencies in stockholders’ equity and working capital and default on certain of our obligations, our independent accountants have qualified our audited financials to indicate that these conditions raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

During the six months ended June 30, 2003, our cash position decreased from $4,031 at December 31, 2002 to $287 at June 30, 2003. During the same six month period ended June 30, 2003, we realized a net loss of $412,032 after revenue of $14,500 and ongoing expenses in the total amount of $342,035 and interest expense in the amount of $84,645 compared to a net loss of $210,645 after revenues of $0, ongoing operating expenses in the total amount of $150,731 and interest expense of $59,647 during the six months ended June 30, 2002.

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

We are a respondent in a civil action, for confirmation of an arbitration award captioned Herman Adler v. Mega Group, Inc., et al., which commenced on November 15, 1999, in the Supreme Court for the County of Albany, New York. The petitioner, now deceased, was the former owner of an insurance agency which we purchased in 1985. He claimed that the Company failed to honor the payment terms of the agency purchase agreement. On December 15, 1999, an arbitrator rendered, and on March 7, 2000 the arbitrator modified, an award in favor of the petitioner and against the Company in the amount of $157,381. On January 8, 2001, the Supreme Court confirmed the arbitration award and entered judgment against the Company for $168,808 including costs and interest. Judgment was also entered as against various individuals who had guaranteed the Company’s obligation to petitioner. The judgment creditor restrained the Company from making any sale, assignment, transfer, or interference with any property in which the Company has an interest until the judgment is satisfied or vacated. The awarded amount is included in the current portion of long-term debt and related costs and interest are included in accounts payable and accrued expenses on the accompanying June 30, 2003 Balance Sheet.

We are the defendant in a civil action for money damages, for breach of a computer financing agreement, captioned First State Bank v. Mega Group, Inc., in the Supreme Court for the County of Saratoga, New York. On December 14, 2000, the Supreme Court entered judgment against the Company in the amount of $48,000. The judgment creditor restrained the Company from making any sale, assignment, transfer, or interference with any property in which the Company has an interest until the judgment is satisfied or vacated. The judgment amount is included in the current portion of long-term debt on the accompanying June 30, 2003 Balance Sheet.

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

We commenced an action on March 13, 2003, against our former counsel, attorney Stephen Pechenik, and his law firm, Pechenik & Curro, PC, which is pending in the Supreme Court for the County of Saratoga, New York. In our complaint, we allege professional malpractice in relation to the entry of judgment in a matter captioned Halton v. Mega which was litigated in the Supreme Court for the County of Saratoga, New York, and for certain material misrepresentations which were made by our former counsel at the time of the sale of certain of our assets to Mega Personal Lines. The defendants’ answer was served in May 2003. Discovery has commenced.

We are one of several defendants in a civil action for money damages captioned Mega Personal Lines, Inc. v Mega Group, Inc., et al., which was commenced on March 27, 2003. In this action commenced by Mega Personal Lines (AMPL), as against Mega Group, Inc., Stephen Pechenik and Pechenik & Curro, PC, MPL seeks to recover based upon material misrepresentations which were made at the time of the sale of certain Mega Group assets to MPL. The same allegations of negligent misrepresentation have been made against both Mega Group and its former counsel. We anticipate an answer which (1) denies any wrongdoing, (2) asserts a counterclaim for unjust enrichment and (3) cross-claims against co-defendants Steve Pechenik and Pechenik & Curro, PC for indemnification.

We are a defendant in other pending lawsuits which, in the view of our management, are not material to our financial statements or the results of our operations.

ITEM 2.	CHANGES IN SECURITIES.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

31.1—Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 305 of the Sarbanes-Oxley Act of 2002.

31.2—Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 305 of the Sarbanes-Oxley Act of 2002.

32.1—Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K.

Form 8-K filed on April 4, 2003, Item 5. Other Events; Form 8-K filed on August 13, 2003, Item 5. Other Events.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Mega Group, Inc. and Subsidiary

Consolidated Balance Sheet (Unaudited)

June 30, 2003
Assets
Current assets
Cash	$287
Marketable securities	4,121
Accounts receivable	39,500
Loans receivable	21,622
Deposits	2,099

Total current assets	67,629

Property and equipment
Office furniture and equipment	25,663
Less: Accumulated depreciation and amortization	(18,012)

Net property and equipment	7,651

Total assets	$75,280

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Mega Group, Inc. and Subsidiary

Consolidated Balance Sheet (Unaudited)

June 30, 2003
Liabilities and Deficiency in Stockholders’ Equity
Current liabilities
Bank overdraft	$3,643
Current portion of long-term debt	1,145,807
Accounts payable and accrued expenses	729,937
Accrued wages	587,171
Accrued interest	293,237
Due to stockholder	139,538

Total current liabilities	2,899,333

Commitments and contingencies
Deficiency in stockholders’ equity
Preferred stock, cumulative 8%, $1 par value per share, 400,000 shares authorized, 10,000 shares issued and outstanding	10,000
Common stock, $.016 par value per share, 25,000,000 shares authorized, 9,359,303 shares issued and outstanding	149,749
Additional paid-in capital	245,849
Accumulated deficit	(3,231,283)
Accumulated other comprehensive income	1,632

Total deficiency in stockholders’ equity	(2,824,053)

Total liabilities and deficiency in stockholders’ equity	$75,280

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2002		Three Months Ended June 30, 2003	Six Months Ended June 30, 2002		Six Months Ended June 30, 2003
Revenue	$		$14,500	$		$14,500

Operating expenses
Compensation and benefits		37,500	75,000		75,000	150,000
Other selling, general and administrative expenses		57,210	59,350		74,348	141,443
Depreciation and amortization		692	8,613		1,383	50,592

Total operating expenses		95,402	142,963		150,731	342,035

Loss from operations		(95,402)	(128,463)		(150,731)	(327,535)

Other income (expense)
Interest expense		(29,985)	(44,737)		(59,647)	(84,645)
Interest income		1	103		220	148
Realized loss on sale of marketable securities		(487)			(487)

Total		(30,471)	(44,634)		(59,914)	(84,497)

Net loss		$(125,873)	$(173,097)		$(210,645)	$(412,032)

Basic and diluted net loss per common share:
Basic and diluted net loss per common share		$(0.02)	$(0.02)		$(0.03)	$(0.04)

Basic and diluted weighted average common shares used to compute net loss per common share		8,475,500	9,359,303		8,267,362	9,359,303

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Mega Group, Inc. and Subsidiary

Consolidated Statement of Comprehensive Loss (Unaudited)

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2003	Six Months Ended June 30, 2002	Six Months Ended June 30, 2003
Net loss	$(125,873)	$(173,097)	$(210,645)	$(412,032)

Decrease (increase) in unrealized loss on marketable securities, net of tax	(266)	1,329	(216)	3,096

Other comprehensive income (loss)	(266)	1,329	(216)	3,096

Comprehensive loss	$(126,139)	$(171,768)	$(210,861)	$(408,936)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2003
Cash flows from operating activities
Net loss	$(210,645)	$(412,032)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,383	50,592
Realized loss on disposition of marketable securities	487
Common stock issued for payment of membership dues	1,000
Interest paid on by shareholder on Company’s behalf		1,753
(Increase) decrease in
Accounts receivable		(9,500)
Deposits		(2,099)
Increase (decrease) in
Bank overdraft		3,643
Accounts payable and accrued expenses	60,587	(2,304)
Accrued wages	75,000	133,437
Accrued interest	46,266	74,555

Net cash used by operating activities	(25,922)	(161,955)

Cash flows from investing activities
Purchase of property and equipment		(523)
Purchase of marketable securities	(323)
Advances made on loans receivable	(1,470)	(2,652)
Repayments made on loans receivable		934

Net cash used by investing activities	(1,793)	(2,241)

Cash flows from financing activities
Principal payments on debt	(27,242)	(21,284)
Debt proceeds	16,267	181,736
Loans from stockholders	22,230

Net cash provided by financing activities	11,255	160,452

Net decrease in cash	(16,460)	(3,744)
Cash—beginning of period	17,100	4,031

Cash—end of period	$640	$287

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited) (continued)

	Six Months Ended June 30, 2002		Six Months Ended June 30, 2003
Supplemental cash flow information
Actual cash payments for interest		$10,381	$
Noncash investing and financing activities
Payment made by shareholder on notes payable on behalf of the Company	$			$20,819

Loan financing costs accrued but not paid	$			$47,500

Common stock issued for payment of accrued wages		$41,543	$

Marketable securities exchanged for payment of accrued wages		$84	$

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Mega Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1.	Nature of Business	1The consolidated financial statements include the accounts of the Mega Group, Inc., a New York corporation
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

Results of operations for the six and three months ended June 30, 2003 are not necessarily indicative of results to be achieved for the full fiscal year.

3.	Notes Payable

In April 2003, the Company obtained an additional advance of $60,000 under the working capital loan facility from Matah Holdings, LLC (Matah) and the due date on all of the existing loans was extended until July 15, 2003. These loans are subject to the same terms and conditions as the original Loan and Security Agreement dated July 15, 2002, as amended, as disclosed in the Company’s 2002 annual financial statements.

As of June 30, 2003, the Company has $40,000 remaining under its working capital loan facility with Matah. In addition, the maturity date of the $500,000 facility was subsequently extended until March 31, 2004. Finally, on August 6, 2003, the Company executed an unconditional commitment letter with Matah to extend an additional credit facility of $300,000. This facility is due and payable on March 31, 2004.

Mega Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements

4.	Financial Condition	The accompanying financial statements have been prepared assuming the Company will continue as a going concern.
As of June 30, 2003, the Company has a deficiency in stockholders’ equity of approximately $2,824,000 and a working capital deficiency of approximately $2,832,000. In addition, the Company is in default on certain notes payable and other obligations and is involved in significant litigation involving past business dealings. The intent of the Company’s management is to direct it into new business lines providing financial services to currently underserved ethnic minorities through alliances with churches and other organizations serving those groups. The Company intends in the near term to obtain additional equity funding to pursue these new lines of business. The Company currently is conducting a best-efforts, no minimum registered public offering of 1,500,000 units, each unit consisting of one share of its common stock and a warrant to purchase one additional share of its common stock, representing 35% of its equity fully diluted, at an offering price currently estimated at $6.00 per unit.

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

Mega Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements

4.	Financial Condition (continued)	The Company’s ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to
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
Matah to extend an additional credit facility of $300,000. This facility is due and payable on March 31, 2004.
Management believes that these actions will enable the Company to generate sufficient cash flow to meet its obligations on a timely basis until the offering can be completed, but no assurances can be given in this regard.

5.	Related Party Transactions	Due to stockholder: The Company owes its president $139,538 at June 30, 2003. The obligation is the result of payments made by the president on the Company’s behalf. Such payments covered certain debt requirements as well as operating expenses.

Mega Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements

6.	Stock Options	In accounting for stock options to employees, the Company follows the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as opposed to the fair value method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123:

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2003
Net loss, as reported	$(210,645)	$(412,032)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro-forma net loss	$(210,645)	$(412,032)

Earnings per share:
Basic and dilutive—as reported	$(0.03)	$(0.04)

Basic and dilutive—pro forma	$(0.03)	$(0.04)

This disclosure is in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, that the Company has adopted in these financial statements.

Mega Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements

7.	Net loss per share	The following table sets forth the computation of basic and diluted net loss per share for the six month periods ended June 30, 2003 and 2002:

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2003
Net loss, as reported	$(210,645)	$(412,032)
Preferred stock dividends	—	—

Net loss—basic	(210,645)	(412,032)

Weighted average shares—basic	8,267,362	9,359,303

Common shares issuable upon exercise of stock options	—	—

Weighted average shares diluted	8,267,362	9,359,303

Basic and diluted net loss per share	$(0.03)	$(0.04)

For the six month periods ended June 30, 2003 and 2002, 280,000 common shares issuable upon exercise of stock options were excluded from the dilutive calculation because the effect was anti-dilutive.

Mega Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements

8.	Recent Accounting Pronounce- ments

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments, including mandatorily redeemable shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company for the third quarter of Fiscal 2003. This pronouncement is not expected to have a material impact on the Company’s financial position or results of operations

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEGA GROUP, INC.

Date: August 22, 2003	By:	/s/ JOHN H. BROWN
John H. Brown Chief Executive Officer

Date: August 22, 2003	By:	/s/ MERRITT C. BROWN
Merritt C. Brown Chief Financial Officer