Form 10QSB/A
period 2003-06-30
MEGA GROUP INC
filed 2003-09-03
CIK 828942

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requires for the past 90 days. Yes    ☒        No    ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,359,303 shares of common stock (including 75,302 shares held of record by our wholly-owned subsidiary), as of August 1, 2003.

Transitional Small Business Disclosure Format (Check one): Yes    ☐        No    ☒

EXPLANATORY NOTE:

This Form 10-QSB/A (Amendment No. 1) is being filed to reflect accurately on the cover page that the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requires for the past 90 days.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 3, 2003	MEGA GROUP, INC.

	By:	/s/ JOHN H. BROWN
John H. Brown Chief Executive Officer

Date: September 3, 2003	By:	/s/ MERRITT C. BROWN
Merritt C. Brown Chief Financial Officer