Form 10QSB
period 2003-09-30
MEGA GROUP INC
filed 2003-11-13
CIK 828942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

  For the transition period from                 to

Commission file number 000-17510

MEGA GROUP, INC.

(Exact name of small business issuer as specified in its charter)

NEW YORK (State or other jurisdiction of incorporation or organization)	14-1653446 (IRS Employer Identification No.)

1730 Rhode Island Ave., N.W. Suite 415, Washington, DC 20036

(Address of principal executive offices)

(202) 296-9594

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requires for the past 90 days.  Yes  ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,539,303 shares of common stock (including 75,302 shares held of record by our wholly-owned subsidiary), as of November 1, 2003.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No  ☒

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET (Unaudited)

September 30, 2003
Assets
Current assets
Cash	$45
Marketable securities	4,560
Accounts receivable	44,367
Loans receivable	22,796
Deposits	2,099

Total current assets	73,867

Property and equipment, at cost
Office furniture and equipment	25,663
Less: Accumulated depreciation and amortization	(18,724)

Net property and equipment	6,939

Total assets	$80,806

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET (Unaudited)

September 30, 2003
Liabilities and Deficiency in Stockholders’ Equity

Current liabilities

Bank overdraft	$2,457
Current portion of long-term debt	1,156,536
Accounts payable and accrued expenses	804,610
Accrued wages	662,171
Accrued interest	333,424
Due to stockholder	150,824

Total current liabilities	3,110,022

Commitments and contingencies

Deficiency in stockholders’ equity

Preferred stock, cumulative 8%, $1 par value per share, 400,000 shares authorized, 10,000 shares issued and outstanding	10,000
Common stock, $0.16 par value per share, 25,000,000 shares authorized, 9,539,303 shares issued and outstanding	149,749
Additional paid-in-capital	245,849
Accumulated deficit	(3,436,885)
Accumulated other comprehensive income	2,071

Total deficiency in stockholders’ equity	(3,029,216)

Total liabilities and deficiency in stockholders’ equity	$80,806

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2003
REVENUE	$—	14,000	$—	$28,500

OPERATING EXPENSES
Compensation and benefits	50,000	75,000	125,000	225,000
Other selling, general and administrative expenses	135,397	100,497	209,745	241,940
Depreciation and amortization	4,025	712	5,408	51,304

TOTAL OPERATING EXPENSES	189,422	176,209	340,153	518,244

LOSS FROM OPERATIONS	(189,422)	(162,209)	(340,153)	(489,744)

OTHER INCOME (EXPENSE)
Interest income	—	95	220	243
Interest expense	(36,427)	(43,488)	(96,074)	(128,133)
Realized loss on sale of marketable securities	—	—	(487)	—

TOTAL	(36,427)	(43,393)	(96,341)	(127,890)

NET LOSS	$(225,849)	(205,602)	$(436,494)	$(617,634)

BASIC NET LOSS PER COMMON SHARE
Basic and diluted net loss per common share	$(0.03)	(0.02)	$(0.05)	$(0.07)

Basic and diluted weighted average common shares used to compute net loss per common share	8,864,738	9,359,303	8,468,676	9,359,303

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) (Unaudited)

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2003
NET LOSS	$(225,849)	$(205,602)	$(436,494)	$(617,634)

DECREASE (INCREASE) IN UNREALIZED LOSS ON MARKETABLE SECURITIES, NET OF TAX	248	439	32	1,096

OTHER COMPREHENSIVE INCOME (LOSS)	248	439	32	1,096

COMPREHENSIVE LOSS	$(225,601)	$(205,163)	$(436,462)	$(616,538)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2003
Cash flows from operating activities
Net loss	$(436,494)	$(617,634)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	5,408	51,304
Interest paid by stockholder on Company’s behalf		2,295
Realized loss on disposition of marketable securities	487
Common stock issued for payment of membership dues	1,000
Common stock issued for payment of professional services	50,000
(Increase) decrease in
Accounts receivable		(14,367)
Deposits		(2,099)
Increase (decrease) in
Bank overdraft		2,457
Accounts payable and accrued expenses	(54,032)	72,369
Accrued wages	125,000	208,437
Accrued interest	76,678	114,742

Net cash used by operating activities	(231,953)	(182,496)

Cash flows from investing activities
Purchase of property and equipment		(523)
Advances made on loans receivable		(4,326)
Repayments made on loans receivable		1,434
Purchases of marketable securities	(323)
Loan made to stockholder, net	(53,995)
Loan made to affiliates, net	(877)

Net cash used from investing activities	(55,195)	(3,415)

Cash flows from financing activities
Principal payments on debt	(80,700)	(23,111)
Debt proceeds	321,930	205,036
Loans from stockholder	33,345

Net cash provided by financing activities	274,575	181,925

Net decrease in cash	(12,573)	(3,986)

Cash, beginning of period	17,100	4,031

Cash, end of period	$4,527	$45

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30, 2002		Nine Months Ended September 30, 2003
Supplemental cash flow information:
Actual cash payments for interest		$19,396

Noncash investing and financing activities
Payment made by a shareholder on notes payable on behalf of the Company	$			$31,563

Loan financing costs accrued but not paid	$			$47,500

Common Stock issued for payment of loan financing costs		$10,000	$

Common stock issued for payment of accrued wages		$41,543	$

Marketable securities exchanged for payment of accrued wages		$84	$

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business	The consolidated financial statements include the accounts of the Mega Group, Inc., a New York corporation and its wholly owned subsidiary, Small Business Investment Corporation of America, Inc. (SBICOA), an Oregon corporation (collectively, the Company). All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements. The Company’s current business plan is to provide diversified financial services to ethnic communities and faith-based entities in the United States and to operate as a specialized financial institution providing loans and investments for businesses in low and moderate income communities.

2. Interim Financial Presentation	The consolidated financial statements have been prepared by the Company without audit and are subject to year-end adjustment. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated interim statements should be read in conjunction with the most recent audited consolidated financial statements filed by the Company on Form 10-KSB with the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) which, in the opinion of management are necessary to present fairly the Company’s financial position, results of operations and cash flows.

Results of operations for the nine and three months ended September 30, 2003 are not necessarily indicative of results to be achieved for the full fiscal year.

3. Notes Payable	On August 6, 2003, the maturity date of the $500,000 working capital loan facility with Matah Holdings, LLC (Matah) was extended until March 31, 2004. In addition, the Company executed an unconditional commitment letter with Matah to extend an additional credit facility of $300,000. This facility is due and payable on March 31, 2004. As of September 30, 2003, the Company has $40,000 remaining under its $500,000 working capital loan facility with Matah and has taken no advances on the $300,000 facility.

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Financial Condition	The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2003, the Company has a deficiency in stockholders’ equity of approximately $3,029,000 and a working capital deficiency of approximately $3,036,000. In addition, the Company is in default on certain notes payable and other obligations and is involved in significant litigation involving past business dealings. The intent of the Company’s management is to direct it into new business lines providing financial services to currently underserved ethnic minorities through alliances with churches and other organizations serving those groups. The Company intends in the near term to obtain additional equity funding to pursue these new lines of business. The Company currently is conducting a best-efforts, no minimum registered public offering of 1,500,000 units, each unit consisting of one share of its common stock and a warrant to purchase one additional share of its common stock, representing 35% of its equity fully diluted, at an offering price currently estimated at $6.00 per unit.

On October 11, 2000, as a condition of the reverse acquisition of Mega by SBICOA, Mega’s president, Steven Gregory, agreed to indemnify the Company, SBICOA, and its respective directors, shareholders, affiliates, and certain other associated persons (collectively, the Indemnity Group) and to hold the Indemnity Group harmless from and against all claims or liabilities relating to its business, including all litigation claims then being asserted against the Company (other than the Adler claim described in Note 8). Mr. Gregory’s agreement is subject to certain conditions, among them that (i) it is effective until not later than October 11, 2004, (ii) it is contingent on the successful completion of a securities offering by the Company, and (iii) his obligation shall be satisfied only by his delivery to the Company of such number of its common shares owned by him, valued for this purpose at $2.50 per share, as shall be equal to the amount of any claim settled or finally determined. Mr. Gregory has granted the Indemnity Group a security interest in his shares to secure his obligation.

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Financial Condition (continued)	The Company’s ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis until the offering can be completed. The Company has taken steps to reduce its cash expenditures including: deferring the payment of its officer’s salaries, negotiating favorable terms in order to defer payments to certain vendors, and minimizing its general and administrative expenses. This plan assumes no subsequent unfavorable changes in the terms of the Company’s notes payable in which the Company is currently in default. To the extent that any of the note holders pursue their rights under the notes, the Company’s cash flow position could be materially affected. As of September 30, 2003, the Company has $40,000 remaining under its working capital loan facility with Matah. In addition, the maturity date of the $500,000 facility has been extended until March 31, 2004. Finally, on August 6, 2003, the Company executed an unconditional commitment letter with Matah to extend an additional credit facility of $300,000. This facility is due and payable on March 31, 2004. Management believes that these actions will enable the Company to generate sufficient cash flow to meet its obligations on a timely basis until the offering can be completed, but no assurances can be given in this regard.

5. Related Party Transactions	Due to stockholder: The Company owes its president $150,824 at September 30, 2003. The obligation is the result of payments made by the president on the Company’s behalf. Such payments covered certain debt requirements as well as operating expenses.

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Stock Options	In accounting for stock options to employees, the Company follows the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as opposed to the fair value method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123:

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2003
Net loss, as reported	$(436,494)	$(617,634)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro-forma net loss	$(436,494)	$(617,634)

Earnings per share:
Basic and dilutive – as reported	$(0.05)	$(0.07)

Basic and dilutive – pro forma	$(0.05)	$(0.07)

This disclosure is in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure that the Company has adopted in these financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Net loss per share	The following table sets forth the computation of basic and diluted net loss per share for the nine month periods ended September 30, 2003 and 2002:

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2003
Net loss, as reported	$(436,494)	$(617,634)
Preferred stock dividends	—	—

Net loss – basic	$(436,494)	$(617,634)

Weighted average shares – basic	8,468,676	9,359,303

Common shares issuable upon exercise of stock options	—	—

Weighted average shares diluted	8,468,676	9,359,303

Basic and diluted net loss per share	$(0.05)	$(0.07)

For the nine month periods ended September 30, 2003 and 2002, 280,000 common shares issuable upon exercise of stock options were excluded from the dilutive calculation because the effect was anti-dilutive.

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

We believe that our financial condition and results of operations included in this report are not indicative of our future prospects. During the nine months ended September 30, 2003, we commenced the implementation of a new business plan and operation.

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

Since October 11, 2000, through SBICOA, we have sustained our operations substantially through private borrowings. On July 15, 2002, together with SBICOA, we entered into a loan and security agreement with Matah Holdings, L.L.C., a nonaffiliated lender. The agreement provided us with a working capital facility under which we had the right to borrow up to $500,000, of which $460,000 is currently in use. The borrowings are evidenced by promissory notes due, together with interest at 12% per annum, on March 31, 2004 and are personally guaranteed by our chairman of the board of directors, chief executive officer, and principal shareholder, John H. Brown, and by our secretary-treasurer, director, and principal shareholder, Joyce L. Brown.

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

Liquidity and Capital Resources

Since October 11, 2000, through SBICOA, we have sustained our operations substantially through private borrowings. On July 15, 2002, we entered into a loan and security agreement with Matah Holdings, L.L.C. (“Matah”), a nonaffiliated lender. The agreement provided us with a working capital facility under which we had the right to borrow up to $500,000 and as of December 31, 2002 we had borrowed $300,000. In January 2003, the Company obtained an additional loan from Matah for $100,000 and was granted an extension on the existing loans until April 15, 2003. The agreement also called for 50,000 shares of the Company’s common stock to be issued to Matah as additional consideration for the $100,000 loan. The Company has accrued $47,500 of loan financing costs related to these shares based on their fair market value at the date of the agreement. The shares were not issued as of September 30, 2003. In April 2003, the Company obtained an additional loan from Matah for $60,000 and was granted an extension on the existing loans until July 15, 2003. By agreement dated August 6, 2003, the Company was granted a further extension on the existing loans until March 31, 2004. These loans are subject to the same terms and conditions as the original Loan and Security Agreement dated July 15, 2002, as amended, as disclosed in the Company’s 2002 annual financial statements. The borrowings are personally guaranteed by our chairman of the board of directors, chief executive officer, and principal shareholder, John H. Brown, and by our secretary-treasurer, director, and principal shareholder, Joyce L. Brown.

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

As of September 30, 2003, we had a deficiency in stockholders’ equity of approximately $3,029,000 and a working capital deficiency of approximately $3,036,000. In addition, we are in default on certain notes payable and other obligations and are involved in significant litigation involving past business dealings. Although interest rates and the amount outstanding under our credit facility may vary, based on current interest rates and assuming that our debt levels do not change from the date of completion of our current public offering, servicing all of our outstanding debt at September 30, 2003 set forth below, will require first-year payments of approximately $294,576.

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

Results of Operations

Nine Months Ended September 30, 2003

During the nine months ended September 30, 2003, our cash position decreased from $4,031 at December 31, 2002 to $45 at September 30, 2003. During the same nine-month period ended September 30, 2003, we realized a net loss of $617,634 after revenue of $28,500, ongoing operating expense in the total amount of $518,244, interest expenses of $128,133 and interest income of $243.

Three Months Ended September 30, 2003

During the three months ended September 30, 2003, we realized a net loss of $205,602 after revenues of $14,000, ongoing operating expenses in the total amount of $176,209, interest expense of $43,488, and interest income of $95.

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

We are the defendant in a civil action for money damages, for breach of a computer financing agreement, captioned First State Bank v. Mega Group, Inc., in the Supreme Court for the County of Saratoga, New York. On December 14, 2000, the Supreme Court entered judgment against the Company in the amount of $48,000. The judgment creditor restrained the Company from making any sale, assignment, transfer, or interference with any property in which the Company has an interest until the judgment is satisfied or vacated. The judgment amount is included in the current portion of long-term debt on the accompanying September 30, 2003 Balance Sheet.

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

We are one of several defendants in a civil action for money damages captioned Mega Personal Lines, Inc. v Mega Group, Inc., et al., which was commenced on March 27, 2003. In this action commenced by Mega Personal Lines (“MPL”), as against Mega Group, Inc., Stephen Pechenik and Pechenik & Curro, PC, MPL seeks to recover based upon material misrepresentations which were made at the time of the sale of certain Mega Group assets to MPL. The same allegations of negligent misrepresentation have been made against both Mega Group and its former counsel. We anticipate an answer which (1) denies any wrongdoing, (2) asserts a counterclaim for unjust enrichment and (3) cross-claims against co-defendants Steve Pechenik and Pechenik & Curro, PC for indemnification.

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

MEGA GROUP, INC.

Date: November 13, 2003	By:	/s/ JOHN H. BROWN

John H. Brown
Chief Executive Officer

Date: November 13, 2003	By:	/s/ MERRITT C. BROWN
Merritt C. Brown
Chief Financial Officer