Form 10KSB
period 2003-12-31
MEGA GROUP INC
filed 2006-07-24
CIK 828942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Common Stock, $.016 Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $18,030.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,516,959 shares of common stock (including 75,302 shares held of record by our wholly-owned subsidiary), as of June 30, 2006.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(USERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐  No  ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of December 31, 2003: 9,333,625 Shares of common stock, $.016 par value.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424 (b) or (c) of the Securities Act of 1933 (Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):    Yes  ☐  No ☒

MEGA GROUP, INC

INDEX

PART I	Item 1.	Description of Business

	Item 2.	Description of Property

	Item 3.	Legal Proceedings

	Item 4.	Submission of Matters to a Vote of Security Holders

PART II	Item 5.	Market for Common Equity and Related Stockholder Matters

	Item 6.	Management’s Discussion and Analysis or Plan of Operation

	Item 7.	Financial Statements

	Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

PART III	Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

	Item 10.	Executive Compensation

	Item 11.	Security Ownership of Certain Beneficial Owners and Management

	Item 12.	Certain Relationships and Related Transactions

	Item 13.	Exhibits and Reports on Form 8-K

	Item 14.	Principal Accountant Fees and Services

Signatures

(Inapplicable items have been omitted)

FORWARD LOOKING STATEMENT NOTICE

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings “Item 1. Description of Business,” and “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

PART I

Item 1.    Description of the Business.

Mega Group, Inc. (the Company) was incorporated in the state of New York on December 28, 1983.

Effective October 11, 2000, the Company acquired all of the issued and outstanding common stock of Small Business Investment Corporation of America, Inc. (SBICOA), an Oregon corporation, in a stock-for-stock exchange. As a result of the transaction, SBICOA’s former shareholders acquired a total of 9,309,396 shares of our common stock, or 86.4% of the common shares then issued and outstanding.

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

CIICs are intended to supplement the growing availability of credit to inner-city communities afforded by community development banks, community development credit unions, and other for-profit lending institutions providing credit and loans to locally owned and operated businesses and affordable housing developers under programs of the U.S. Treasury Department; banks, other financial institutions, and state and local development companies providing loans, micro-loans, and intensive marketing, management, and technical assistance to small business concerns in areas of high unemployment or low income under programs of the U.S. Small Business Administration (“SBA”); and community development block grants for economic development, and the empowerment zone and enterprise community programs, administered by HUD.

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

A report made available by the U.S. Department of Commerce states minorities currently accounting for approximately 26% of the U.S. population - will grow to comprise nearly 50% of the population over the next 50 years. Meanwhile, minority-owned businesses have shown impressive growth since 1990. According to U.S. Bureau of the Census estimates, there are now nearly two million minority-owned firms in the United States heavily concentrated in wholesale and retail trade, having total annual sales of $205 billion. Of these, nearly 25,000 firms have annual sales in excess of $1,000,000 each. On average, the owners of minority enterprises today possess higher levels of education and managerial skills, and cater to a much more diverse clientele, than their counterparts of only a generation or two ago.

This combination of changing demographics and the rapidly emerging minority business community may be expected to present significant opportunities for sophisticated investors. A 1990 study by Opportunity Funding Corp. estimated the total annual demand for capital in the minority business community at $144 billion per year, only a portion of which was then apparently being met. We estimate, based on statistics made available by the SBA, that there is an untapped market in the United States of at least $47 billion for minority-owned enterprise investments and loans.

Since October 11, 2000, through SBICOA, we have sustained our operations substantially through private borrowings.

On July 15, 2002, together with SBICOA, we entered into a loan and security agreement with Matah Holdings, L.L.C., a nonaffiliated lender. The agreement provided us with a working capital facility under which we had the right to borrow up to $500,000, of which $485,000 is currently in use. The borrowings are evidenced by promissory notes due, together with interest at 12% per annum, on January 14, 2003 and are personally guaranteed by our chairman of the board of directors, chief executive officer, and principal shareholder, John H. Brown, and by our secretary-treasurer, director, and principal shareholder, Joyce L. Brown. We are currently in default on this note and the remaining $15,000 of facility is not available to us.

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

Moreover, prospective loan and investment opportunity growth may come from the hundreds of networking contacts around the country that our senior management currently enjoys. These sources include investment bankers, community leaders, principals of other private funds and the more than 600 CDEs and SBICs located around the country.

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

Competition

Commercial banks, private placement offerings, and mezzanine funds are the primary competitors for our loans to and investments in CDEs and SMEs. Commercial banks primarily provide senior secured and unsecured short-term debt. Generally, commercial banks do not provide long-term unsecured loans. Commercial finance companies generally provide senior secured long-term debt. Private placement offerings of equity and high-yield debt generally involve very large transactions, typically well in excess of $50 million.

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

Item 2.    Description of Property.

We occupy approximately 1,000 square feet of office space, as a lessee of a nonaffiliate, at 1730 Rhode Island Ave., N.W., Suite 415, Washington, D.C. 20036. We do not own, or invest in, any real property.

 Item 3.    Legal Proceedings.

We are one of several defendants in a civil action, for the payment of a promissory note, captioned David G. Becking, et al. v. Mega Group, Inc., et al., which commenced April 29, 1997 in the Supreme Court for the County of Albany, New York. The plaintiffs were the former owners of an insurance agency which the Company purchased on December 30, 1988. The other defendants were guarantors of the promissory note. Several of the defendants asserted claims against third-party defendants who included the Company’s former president, director, and principal shareholder, Steven C. Gregory. As of March 15, 2000, the plaintiffs’ claim against the defendants, including principal and interest, totaled $754,758. On that date, the Company settled with the plaintiffs for a payment to them of $92,000 in cash and by delivering to them two promissory notes, each in the amount of $75,000 due and payable in 48 consecutive monthly installments, with interest at the rate of 9% per annum, payable $1,852 commencing April 1, 2000, with the final payment due March 1, 2004. By order dated November 16, 2000, the court obligated the Company to pay defendant Martin J. Keary any portion of a judgment for $146,397 which he must pay to the plaintiffs and to reimburse him for his attorney’s fees in defending the action in an amount which the court will approve. During the year ended December 31, 2003, all claims and notes were settled at no cost to the Company.

We are the intervener-petitioner in a civil action for damages and injunctive relief captioned Mega Personal Lines, Inc. v. Robert L. Halton, et al., which commenced June 12, 2001 and is pending in the Supreme Court for the County of Saratoga, New York. The petitioner is the purchaser, effective April 1, 2000, of substantially all of the Company’s remaining assets, and the respondents include the Company’s judgment creditor, Robert L. Halton, and various third-party garnishees. Mega Personal Lines, Inc. seeks the return and release to it of insurance commissions which, it alleges, were improperly garnished by Mr. Halton in Mega Group, Inc. v. Robert L. Halton. Mr. Halton seeks to invalidate and set aside the transfer of the Company’s assets to Mega Personal Lines, Inc., so that the assets, including the insurance commissions, might be used to satisfy his September 29, 2000 partial summary judgment against the Company. He alleges generally that the transfer of the assets was not supported by fair consideration and was made with actual intent to hinder, delay, or defraud the Company’s creditors. The Company is defending itself against Mr. Halton’s claims. During the year ended December 31, 2003, the case was settled at no cost to the Company.

We are one of several defendants in a civil action for equitable relief captioned Halton v. Gregory, et al., which commenced on July 22, 2002, and is pending in the Supreme Court for the County of Saratoga, New York. The plaintiff, Robert L. Halton, is the Company’s judgment creditor, and the defendants also include the Company’s president, Steven C. Gregory. In the action, Mr. Halton seeks to invalidate and set aside the transfer, effective April 1, 2000, of the Company’s remaining assets to Mr. Gregory, as described in Note 1, so that the assets might be used to satisfy Mr. Halton’s September 29, 2000 partial summary judgment against the Company. Mr. Halton also seeks an accounting of the asset transfer. He alleges generally that the transfer of the assets was not for a fair equivalent value and was made with the actual interest to hinder, delay, or defraud our creditors. During the year ended December 31, 2003, the case was settled at no cost to the Company.

We are a respondent in a civil action, for confirmation of an arbitration award captioned Herman Adler v. Mega Group, Inc., et al., which commenced on November 15, 1999, in the Supreme Court for the County of Albany New York. The petitioner, now deceased, was the former owner of an insurance agency which we purchased in 1985. He claimed that the Company failed to honor the payment terms of the agency purchase agreement. On December 15, 1999, an arbitrator rendered, and on March 7, 2000 the arbitrator modified, an award in favor of the petitioner and against the Company in the amount of $157,381. On January 8, 2001, the Supreme Court confirmed the arbitration award and entered judgment against the Company for $168,808 including costs and interest. The judgment creditor restrained the Company from making any sale, assignment, transfer, or interference with any property in which the Company has an interest until the judgment is satisfied or vacated. During the year ended December 31, 2003, all claims and notes were settled at no cost to the Company.

We are the defendant in a civil action for money damages, for breach of a computer financing agreement, captioned First State Bank v. Mega Group, Inc., in the Supreme Court for the County of Saratoga, New York. On December 14, 2000, the Supreme Court entered judgment against the Company in the amount of $48,000. The judgment creditor restrained the Company from making any sale, assignment, transfer, or interference with any property in which the Company has an interest until the judgment is satisfied or vacated. During the year ended December 31, 2003, all claims and notes were settled at no cost to the Company.

The Company has entered into routine proceedings incidental to its business, and does not expect that these proceedings will have a material adverse effect on the Company.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

According to our transfer agent, there were 139 record holders of our common stock on December 31, 2003. It was listed on the OTC Bulletin Board until January 10, 2000. Since then it has traded in the over-the-counter market and been quoted in the “pink sheets,” and accordingly the public trading market for our common stock is limited. As a result of our delinquencies in required filings, the SEC has stopped all trading of our securities. The range of the high and low bid prices for each quarter within the last two fiscal years, according to information provided by the electronic quotations service of Pink Sheets LLC, follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2002	$.23	$.23
June 30, 2002	$.20	$.06
September 30, 2002	$1.00	$.75
December 31, 2002	$.95	$.25
March 31, 2003	$2.00	$2.00
June 30, 2003	$1.30	$.71
September 30, 2003	$1.04	$.60
December 31, 2003	$.90	$.25

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

In July and August 2001, the Company granted a promissory note holder options to purchase a total of 60,000 shares of its common stock for $.50 per share, of which options to purchase 40,000 and 20,000 shares are exercisable until July 17, 2003 and August 6, 2003, respectively, or until 15 days prior to the effective date of any registration statement covering its equity securities to be publicly offered and sold, whichever comes first. In October 2001, the Company granted a promissory note holder options, exercisable until September 24, 2003 or until 90 days after the closing of any registered public offering of equity securities, whichever comes first, to purchase 120,000 shares of its common stock for $.50 per share. None of these options were exercised.

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

The following table provides information, as of December 31, 2003, concerning the number of shares of our common stock issuable under options then outstanding:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Not Approved by Securities Holders	100,000 shares	$0.50	—

Item 6.    Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the Company’s audited financial statements, and notes thereto and financial information included elsewhere in this report.

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

We have not been successful to date in executing our business plan and there are no guarantees that we will be successful in implementing it in the future. We have not generated revenue or income from our business plan and have primarily relied upon contributions and loans from shareholders to fund operations. We will require significant new capital funding to implement our business plan and to satisfy our cash requirements for the next twelve months. There are no guarantees our shareholders will continue to fund operations or that there is a viable market for us to raise the required capital. We are in default on the majority of our debt, are significantly delinquent on amounts owed to vendors and employees. We currently have a significant working capital deficit and will require additional capital funding in order to fund the deficit. We are delinquent in all required income tax filings for the years ending December 31, 2003, 2004, and 2005.

The nature of our business and proposed business does not require any significant product research and development, purchase or sale of plant and equipment, or changes in the number of employees.

Results of Operations

During the years ended December 31, 2003 and 2002, after nominal revenue of $18,000 and $30,000, respectively, operating expenses in the total amount of $579,282 and $586,594, respectively, interest expenses of $104,615 and $127,845 respectively and gain from settlement of claims of $1,092,592 and $0, we recognized net income (loss) of $426,725 and $(684,439), respectively. The increase in operating expenses was primarily a result of inflationary factors. Interest expense decreased as a result of settlement of claims and notes against the Company during the year ended December 31, 2003. Various claims against the Company were settled in during the year ended December 31, 2003, no settlements occurred in the year ending December 31, 2002. During the fiscal year period ended December 31, 2003, we sustained operations substantially through private borrowings in the aggregate amount of $209,023, of which $55,996 was funded from and $31,973 was repaid to stockholders and officers of the Company.

Financial Condition, Liquidity and Capital Resources

Our cash position increased from $5,056 at December 31, 2002 to $6,622 at December 31, 2003 primarily due to private debt offerings used to fund ongoing operations of the Company. We have applied a 100% valuation allowance for our net deferred tax assets of approximately $3,966,000, which is primarily from our net operating loss carry-forward, because the realization of the net deferred tax asset is likely not to be realized as a result of either change in control limitations or lack of income prior to expiration.

Our total liabilities decreased from $2,480,297 as of December 31, 2002 to $2,003,728 as of December 31, 2003 as a result of settlement of claims against the Company (at no charge to the Company) offset by private borrowings and withholding payments to vendors, employees, and debt holders

As of December 31, 2003 the Company has a deficiency in stockholders’ equity and working capital of approximately $1,989,000. In addition, the Company is in default on the majority of our notes payable and is significantly delinquent in amounts owed to vendors and employees. We have and will continue to primarily rely upon private debt offerings and stockholder contributions to fund liquidity requirements. There is no guarantee that stockholders will continue to fund operations or that there is a viable market for us to raise equity or debt in the future. We plan to fund the deficiency by implementation of our business plan and through additional equity fundings.

As of December 31, 2003, the Company has capital resources primarily consisted of cash of $6,622. The Company is committed to pay approximately $150,000 as part of a non-cancelable lease agreement over the next six years. The Company is in default or has debt coming due in 2004 of approximately $921,888. Additionally, the Company has approximately $177,000 of accrued and unpaid interest related to the debt required to be paid in 2004. The Company plans to raise capital through equity and debt means to fulfill these capital requirements. There is no guarantee that there is a viable market for us to raise the required equity or debt in the future.

Critical Accounting Policies

Revenue Recognition

Consulting fee revenue represents fees earned in connection with financial consulting services rendered. Revenue from these services is recognized as the services are performed.

Income Taxes

The Company recognizes income taxes based on earnings in the financial statements. The Company also recognizes deferred income taxes for the difference in earnings reported for income tax purposes and financial reporting purposes. As of December 31, 2003 and 2002, the Company had provided a 100% valuation allowance on its net deferred tax asset, which was primarily from the Company’s net operating loss carry-forward, because the realization of the net deferred tax asset is likely not to be realized either from change in control limitations or lack of income prior to expiration.

 Item 7.    Financial Statements.

See pages F-1 through F-23 attached hereto.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 20, 2006, we engaged Stegman and Company as our independent auditors and replaced the firm of Singer, Lewak, Greenbaum & Goldstein LLP (Singer) whom was terminated as our independent auditors on March 20, 2006 in accordance with a recommendation from the Board of Directors. Stegman and Company will audit our financial statements for the years ending December 31, 2003, 2004, and 2005. Singer never provided reports on our financial statements. Prior to Singer, Aronson & Company reports on our financial statements for the fiscal years ending December 31, 2002 and 2001 did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles other than a going concern statement on its report on our financial statements. There were no disagreements with Aronson & Company for the years ending December 31, 2002 and 2001 and no disagreements with Singer for the fiscal years ending December 31, 2003, 2004, and 2005 and for the interim period through the date of Singer’s termination on March 20, 2006 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 8A. Controls and Procedures

1.
Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s “disclosure, controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on the evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

2.
Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has material affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2003 has been disclosed.

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

John H. Brown, 57, has been our chairman of the board of directors and chief executive officer since October 2000 and chairman of the board of directors and chief executive officer of SBICOA since March 2000. From August 1999 to October 2001, he was vice president and branch manager of Paulson Investment Co., Inc., an investment banking firm and member of the National Association of Securities Dealers, Inc. From April 1998 to July 1999, he was director of syndicate operations for The Chapman Company, another investment banking firm. Mr. Brown managed Global Venture Group, a venture capital company financing minority-owned enterprises, from June 1995 to April 1998. He is past president of the Oregon chapter of the National Association of Minority Contractors. He is the husband of Joyce L. Brown.

Joyce L. Brown, 56, has been our vice president, secretary, and director since October 2000 and an officer and director of SBICOA since March 2000. Since 1990, she has been a management information systems consultant and staff coordinator.

Merritt C. Brown, 57, has been our vice president, chief financial officer, and director since September 2002. From October 2000 to August 2002, he was senior vice president and chief administrative officer of J.P. Morgan Chase, an international investment bank, where his responsibilities included managing an investment portfolio, infrastructure review and evaluation, and managing a 2,500-person division worldwide. From September 1986 to August 2000, he was employed as a foreign service officer by the U.S. Department of State, where he served as deputy chief of mission (deputy ambassador) in two tours of duty. Merritt C. Brown is unrelated to John H. or Joyce L. Brown.

Stephen C. Gregory, 56, has been our president and director since 1997. Since 1981, he has been president of Associates of Clifton Park, Inc., an insurance agency.

Vern S. Morris, 48, has been our director since October 2000 and a director of SBICOA since March 2000. Since February 1998, he has been market manager of Brinker International, Inc., a retailer, with responsibility for multi-unit store operations having sales of approximately $5 million per year. From January 1996 to February 1998, he was area director for Boston Market, a restaurant operator and franchiser, with responsibility for multi-unit store operations having sales of approximately $8 million per year.

Each director serves until the next annual meeting of shareholders and until his or her successor shall have been elected and qualified. Each executive officer serves until the first meeting of directors following the next annual meeting of shareholders and until his or her successor shall have been elected and qualified.

Significant Employees

Gordon T. Gant, 59, has been SBICOA’s vice president of government and community affairs since November 2001. Since January 2001, he has been a government relations consultant based in Washington, D.C. Mr. Gant was a senior advisor and analyst with the U.S. Department of Commerce, from August 1998 to January 2001, and the U.S. Department of Defense, from August 1997 to August 1998.

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

Item 10.    Executive Compensation.

The table below sets forth certain information concerning all plan and non-plan compensation which was earned by, or which we awarded or paid to, the individuals serving as our chief executive officer in 2003 and, if compensated and serving at year-end, as any of our other executive officers during our fiscal year ended December 31, 2003 (collectively, the “named executive officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary		Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options/SARs	LTIP Payouts	All Other Comp.
John H. Brown, Chairman and Chief Executive Officer	2003 2002 2001	$ $ $	150,000 75,000 —	— — —	— — —	— — —	— — —	— — —	— — —

Joyce L. Brown, Secretary and Treasurer	2003 2002 2001	$ $ $	150,000 75,000 —	— — —	— — —	— — —	— — —	— — —	— — —

Merritt C. Brown, Vice President and Chief Financial Officer	2003 2002 2001	$ $	— 37,500 —	— — —	— — —	— — —	— — —	— — —	— — —

During our fiscal year ended December 31, 2003, we granted no stock options or stock appreciation rights to either of the named executive officers, and neither of them exercised any stock options or stock appreciation rights. At fiscal year end, neither of the named executive officers held any unexercised options or stock appreciation rights, or any restricted stock subject to performance-based conditions to vesting. During our fiscal year ended December 31, 2003, we granted no awards to either of the named executive officers under any long-term incentive plan.

We have no standard arrangement under which we compensate our directors and, except as noted below, none of our directors received any compensation for any service as a director during our fiscal year ended December 31, 2003. On June 8, 2001, we granted an option, to our former director, Anthony W. Robinson, for the purchase of 100,000 shares of our common stock. The option is exercisable, at $.50 per share, until June 30, 2006 or until 30 days prior to the commencement of any public offering of our equity securities, whichever comes first.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information, as of December 31, 2003, concerning the shares of our common stock owned by each more-than-five-percent beneficial owner of our common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group:

SECURITY OWNERSHIP TABLE

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class

John H. Brown 1730 Rhode Island Ave., N.W., #415 Washington, D.C. 20036	2,603,132		32.3	%(1)

Joyce L. Brown 1730 Rhode Island Ave., N.W., #415 Washington, D.C. 20036	3,103,132	(2)	38.6	%(1)

Steven C. Gregory 313 Ushers Road Ballston Lake, NY 12019	501,125	(3)	6.2	%(1)

Vern S. Morris 46619 Carriage Court Sterling, VA 20164	505,498		6.3	%(1)

Merritt C. Brown 51 Howell Drive West Orange, NJ 07052	500,000		6.2%

Directors and Executive Officers as a Group (5 Persons)	7,216,789	(2,3)	89.5	%(1)

On December 31, 2000, Robert L. Halton, our former officer and director, owned 10,000 shares of our 8% cumulative nonconvertible preferred stock, representing all of the issued and outstanding shares of our preferred stock, our only other outstanding class of equity securities.

Except as otherwise indicated, all of the persons named above hold their shares directly and of record. None of them hold any shares under a trust or other comparable agreement. We know of no arrangements which may result in a change in our control.

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

Item 12.    Certain Relationships and Related Transactions.

During the years ending December 31, 2003 and 2002, the Company borrowed from John and Joyce Brown $52,722 and $15,000, respectively, evidenced by promissory notes payable, with interest at 15%. During the years ending December 31, 2003 and 2002 the Company repaid Joyce Brown $29,973 and $33,180, respectively for amounts previously borrowed under promissory notes payable.

Item 13.    Exhibits and Reports on Form 8-K.

(a)  Exhibits.

The following exhibits are filed as part of this report or incorporated by reference:

EXHIBITS AND INDEX OF EXHIBITS

Exhibit No.	SEC Ref. No.	Title of Document	Location
1	99.1	Code of Ethics	Attached
2	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*	Attached
3	23.2	Consent of Stegman & Company	Attached

* The Exhibit attached to this Form 10-KSB shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b)  Reports on Form 8-K.

We filed no reports on Form 8-K during the last quarter of the period covered by this report.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $98,000 for fiscal year ended 2003 and $82,000 for fiscal year ended 2002. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported above were $0 for fiscal years ended 2003 and 2002. The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal years ending 2003 and 2002. There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGA GROUP, INC.

By:	/s/ JOHN H. BROWN
John H. Brown Chairman of the Board of Directors and Chief Executive Officer
Date: July 21, 2006

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JOHN H. BROWN
John H. Brown, Principal Executive Officer and Chairman of the Board of Directors

Date: July 21, 2006

By:	/s/ Joyce Brown
Joyce Brown, Principal Financial and Accounting Officer and Director

Date: July 21, 2006

By:	/s/ VERN S. MORRIS
Vern S. Morris, Director

Date: July 21, 2006

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

/s/ Aronson & Company

Rockville, Maryland
February 12, 2003

December 31, 2003 and 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Mega Group, Inc.

We have audited the accompanying consolidated balance sheet of Mega Group, Inc. (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mega Group, Inc. as of December 31, 2003, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses, defaults on the majority of its debts, significant delinquencies on payables and limited capitalization raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stegman & Company

Baltimore, Maryland
July 17, 2006

Mega Group, Inc. and Subsidiary

Consolidated Balance Sheets
As of December 31, 2003 and 2002

	2003	2002
Assets

Cash and cash equivalents	$6,622	$5,056
Accounts receivable	—	30,000
Loans receivable	—	21,571
Other assets	2,099	—
Total current assets	8,721	56,627
Equipment, net of accumulated depreciation of $19,459 and $16,587, respectively	6,204	8,553
Total Assets	$14,925	$65,180

Liabilities and Stockholders’ Deficit

Liabilities
Accounts payable and accrued liabilities	$904,711	$1,138,475
Accrued interest	177,129	218,682
Due to shareholders and officers, including convertible notes payable of $15,000, respectively	276,888	246,960
Notes payable	645,000	876,180
Total current liabilities	2,003,728	2,480,297

Stockholders’ Deficit
Preferred stock, cumulative 8%, $1 par value per share, 400,000 shares authorized, 10,000 shares issued and outstanding with a liquidation preference of $1 per share.	10,000	10,000
Common stock, $0.016 par value per share, 25,000,000 shares authorized, 9,333,625 and 9,359,303, respectively, shares issued and outstanding	149,338	149,749
Additional paid-in capital	245,849	245,849
Accumulated deficit	(2,393,990)	(2,820,715)
Total stockholders’ deficit	(1,988,803)	(2,415,117)
Total liabilities and stockholders’ deficit	$14,925	$65,180

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Operations
For the Years Ended December 31, 2003 and 2002

	2003	2002
Revenue	$18,030	$30,000
Operating expenses
Compensation and benefits	353,292	204,187
Other selling, general and administrative	223,118	371,289
Depreciation	2,872	11,118
Total operating expenses	579,282	586,594
Loss from operations	(561,252)	(556,594)
Other income (expense)
Interest expense to stockholders and officers	(19,657)	(15,555)
Interest expense	(84,958)	(112,290)
Gain from settlement of claims	1,092,592	—
Total other income (expense)	987,977	(127,845)
Income (loss) before provision for income taxes	426,725	(684,439)
Provision for income taxes	—	—

Net income (loss)	$426,725	$(684,439)
Basic and diluted net loss per common share:
Basic and diluted net loss per common share	$0.05	$(0.08)

Basic and diluted weighted average common shares	9,333,625	8,589,327

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Changes In Stockholders' Deficit
For the Years Ended December 31, 2003 and 2002

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2002	$10,000	$128,911	$164,144	$(2,136,276)	$(1,833,221)
Issuance of stock for:
Compensation	—	11,078	30,465	—	41,543
Membership dues	—	160	840		1,000
Loan financing cost	—	1,600	8,400	—	10,000
Consulting and professional services	—	8,000	42,000	—	50,000
Net loss	—	—	—	(684,439)	(684,439)

Balance, December 31, 2002	10,000	149,749	245,849	(2,820,715)	(2,415,117)
Purchase of Common Shares	—	(411)	—	—	(411)
Net income	—	—	—	426,725	426,725

Balance, December 31, 2003	$10,000	$149,338	$245,849	$(2,393,990)	$(1,988,803)

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Cash Flow
For the Years Ended December 31, 2003 and 2002

	2003	2002
Cash flow from operating activities
Net income (loss)	$426,725	$(684,439)
Adjustment to reconcile changes in net assets to net cash flow from operating activities
Depreciation	2,872	11,118
Accretion of discount	8,333	—
Bad debt expense	49,246	28,019
Gain on settlement of claims	(1,092,592)	—
Common stock issued for services	—	51,000
Interest paid on behalf of Company by shareholder	—	8,175
Effect of changes in non-cash working capital balances
Accounts receivable and other assets	(2,099)	(30,000)
Accounts payable and accrued liabilities	280,648	227,499
Accrued interest	119,821	104,352

Net cash flow used in operating activities	(207,046)	(284,276)

Cash flow from investing activities
Advances under notes receivables	—	(7,041)
Payments received under notes receivable	—	3,167

Net cash flow used in investing activities	—	(3,874)

Cash flow from financing activities
Common stock purchased	(411)	—
Debt proceeds from stockholders and officers	55,996	15,000
Debt proceeds	185,000	300,000
Payments on debt	—	(6,739)
Payments on debt to stockholders and officers	(31,973)	(33,180)
Net cash flow provided by financing activities	208,612	275,081
Change in cash and cash equivalents	1,566	(13,069)
Cash and cash equivalents, beginning of year	5,056	18,125

Cash and cash equivalents, end of year	$6,622	$5,056
Cash Paid for Interest	$—	$—
Cash Paid for Taxes	$—	$—

Mega Group, Inc. and Subsidiary

Notes to Consolidated Statements
For the Years Ended December 31, 2003 and 2002

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Mega Group, Inc. (Company) was incorporated on December 28, 1983 in the State of New York and provides diversified financial services to ethnic communities and faith-based entities in the United States and provides loans and investments for businesses in low and moderate income communities.

Basis of Accounting

The consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consideration

The consolidated financial statements include accounts of Mega Group, Inc. and those of its wholly owned subsidiary, Small Business Investment Corporation of America, Inc. (SBICOA). All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Revenue Recognition

Consulting fee revenue represents fees earned in connection with financial consulting services rendered. Revenue from these services is recognized as the services are performed.

Mega Group, Inc. and Subsidiary

Notes to Consolidated Statements
For the Years Ended December 31, 2003 and 2002

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with initial maturities of ninety days or less to be cash equivalents. The Company maintains cash balances which may exceed federally insured limits, but the Company does not believe that this results in any significant risk.

Equipment

Equipment consists of furniture and equipment, is recorded at cost and is being depreciated using the straight-line method over the estimated useful lives of 5 to 7 years.

Income Taxes

The Company recognizes income taxes based on earnings in the financial statements. The Company also recognizes deferred income taxes for the difference in earnings reported for income tax purposes and financial reporting purposes. As of December 31, 2003 and 2002, the Company had provided a 100% valuation allowance on its net deferred tax asset, which was primarily from the Company’s net operating loss carry-forward, because the realization of the net deferred tax asset is likely not to be realized as a result of either change in control limitations or lack of income realized prior to expiration.

Concentrations

All 2003 and 2002 revenue was earned under a consulting agreement with one customer.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts payable, notes payable, and accrued expense obligations approximate their fair value due to the short-term nature of their underlying terms.

Stock Options

The Company adopted the fair-value recognition provision of SFAS No. 123 (as revised in 2004 and referred to as “SFAS No. 123R”) Accounting for Stock-based Compensation. SFAS 123R generally eliminates variable accounting and requires companies to recognize in the income statement over the vesting period of the options an estimate of expense based on the fair value of those options, typically as of the date of grant.

Mega Group, Inc. and Subsidiary

Notes to Consolidated Statements
For the Years Ended December 31, 2003 and 2002

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated using the weighted average number of common shares plus dilutive common stocks equivalents outstanding during the period. Anti-dilutive common stock equivalents are excluded. Common stock equivalents are stock options.

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued and the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SAFS No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial statements.

In January 2003, the FASB issued and the Company adopted Interpretation No .46 (“FIN 46”), Consolidation of Variable Interest Entities. This interpretation provides new accounting guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest and results of operation of a VIE need to be included in a Company’s consolidated financial statements. The adoption of FIN 46 did not have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial statement that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financials instruments. These provisions of SFAS No. 150 did not have a material impact on the Company’s operations.

Mega Group, Inc. and Subsidiary

Notes to Consolidated Statements
For the Years Ended December 31, 2003 and 2002

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No.154, Accounting Change and Error Corrections, which is effective for fiscal years beginning after December 15, 2005. The Company has not implemented this standard and does not expect it to have a material impact on the financial statements.

Reclassifications

Certain amounts have been reclassified in the December 31, 2002 financial statements to conform with current year presentation.

2. GOING CONCERN

The Company’s financial statements have been presented on the basis that it will continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to obtain additional financing, to generate sufficient cash flows to meet its obligations on a timely basis, and ultimately to attain profitability.

As of December 31, 2003, the Company has a deficiency in stockholders’ equity and a working capital deficit of approximately $1,988,000. The Company has not been successful to date in executing its business plan and there are no guarantees that it will be successful in implementing it in the future. The Company has not generated significant revenue from its business plan and has primarily relied upon contributions and loans from shareholders to fund operations. The Company will require significant new capital funding to implement the business plan and to satisfy the Company’s cash requirements for the next twelve months. There are no guarantees the Company’s shareholders will continue to fund operations or that there is a viable market for the Company to raise the required capital. The Company is in default on the majority of its debt and is significantly delinquent on amounts owed to vendors and employees. The Company will require capital funding in order to fund the capital deficit. The Company is delinquent in all required income tax filings for the years ending December 31, 2003, 2004, and 2005.

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

Mega Group, Inc. and Subsidiary

Notes to Consolidated Statements
For the Years Ended December 31, 2003 and 2002

2. GOING CONCERN, continued

The extent to which the Company can raise additional equity and financing and achieve profitable operations from new business activities will determine if the Company can continue as a going concern. Management believes it will be successful in obtaining additional equity and debt financing, but no assurances can be given in this regard.

3. DUE TO STOCKHOLDER AND OFFICERS

The Company owes a stockholder $146,986 and $148,212 as of December 31, 2003 and 2002, respectively, of which $24,114 and $25,340, respectively is a note payable for redemption of common shares and $122,872 was for expenses paid by the stockholder on the Company’s behalf. The $24,114 obligation bears interest at 6% and is due June 15, 2000. The Company is in default on this note. The Company originally owed a stockholder $139,538 (Stockholder Obligation) for expenses paid on the Company’s behalf. The Stockholder Obligations has no specified terms for interest or repayment. The Stockholder Obligation was discounted by $25,000 based on a 6% discount rate during the year ending December 31, 2003 based on the Company repaying the stockholder in the year ending December 31, 2006. The Stockholder Obligation is being amortized into the liability through interest expense. For the year ending December 31, 2003, the Stockholder Obligation accreted by $8,333.

Notes Payable

The Company is obligated under notes payable totaling $127,402 and $104,653 as of December 31, 2003 and 2002, respectively to certain of our stockholders and officers. These obligations are described in detail in Note 5.

4. LOANS RECEIVABLE

The Company has made informal loans to and incurred various expenses on behalf of investment brokers with whom the Company shares its office space. These loans totaled $21,571 and $19,904 as of December 31, 2003 and 2002 respectively. However, the Company has provided an allowance for the entire amount as collection is uncertain.

Mega Group, Inc. and Subsidiary

Notes to Consolidated Statements
For the Years Ended December 31, 2003 and 2002

5. LONG-TERM DEBT

As of December 31, 2003 and 2002, debt consisted of the following:

	2003	2002
Note payable to a stockholder and officer, unsecured, bearing interest at 15%, due January 2004. The Company is in default on this note, and accordingly, it is classified as a current liability.	51,000	15,000

Note payable to a stockholder and officer, unsecured, bearing interest at 5%, due May 2004. The Company is in default on this note, and accordingly, it is classified as a current liability.	2,500	—

Note payable to a stockholder and officer, unsecured, bearing interest at 15%, due December 2003. The Company is in default on this note, and accordingly, it is classified as a current liability.	61,402	74,653

Note payable to a stockholder and officer of the Company, unsecured, convertible into common shares at a conversion price of $ 0.3333 per share due on January 2004, bearing interest at 15%. The Company is in default on this note, and accordingly, it is classified as a current liability.	15,000	15,000

Total amount payable to officers	129,902	104,653

Note payable to a stockholder of the Company for redemption of the Company’s common shares, unsecured, bearing interest at 6%, due June 15, 2000. The Company is in default on this note, and accordingly, it is classified as a current liability.	24,114	25,340

Total amount payable to stockholders and officers	154,016	129,993

Note payable to an individual for a cash loan, unsecured, bearing interest at 12%. The noteholder insists the loan is in default, and accordingly, it is classified as a current liability.	100,000	100,000

Note payable, unsecured, bearing interest at 12.5%, due June 2003. The Company is in default on this note and, accordingly, it is classified as a current liability.	60,000	60,000

Working capital notes payable to Matah Holding, LLC, bearing interest at 12%, due April 14, 2003. The Company is in default on the obligation, and, accordingly, it is classified as a current liability.	485,000	300,000

Note payable for agency purchase, requiring monthly payments based upon revenues generated by the book of business purchased, including interest imputed at 10%. Guaranteed by former Company directors. The Company is in default on the obligation and, accordingly, it is classified as a current liability. The note was settled during 2003 at no cost to the Company.	—	157,381

Mega Group, Inc. and Subsidiary

Notes to Consolidated Statements
For the Years Ended December 31, 2003 and 2002
5. LONG-TERM DEBT, continued

Notes payable for agency purchases, requiring monthly payments ranging from approximately $600 to $6,000, including interest, both stated and imputed, ranging from 8% to 9%, with scheduled maturities through December 2008. The Company is in default on the obligations and, accordingly, they are classified as current liabilities. (Includes $146,397 related to a November 2000 court order, as described in Note 8). The note was settled during 2003 at no cost to the Company.	—	161,618

Notes payable for agency purchase, as settled, requiring 48 monthly payments of $3,705 including interest at 9%, guaranteed by the president and his spouse, final payment due March 2004. The note was settled in 2003 at no cost to the Company.	—	49,181

Capital lease obligation, refinanced in May 1998, requiring monthly payments of $2,221, including imputed interest at 10%, final payment due May 2001, collateralized by the leased equipment. The Company is in default on the obligation and, accordingly, it is classified as a current liability. In June 2000 the lessor commenced legal action against the Company for $56,000. A judgment was entered against the Company for $48,000 in December 2000. The obligation was settled in 2003 at no cost to the Company.	—	48,000

Total	799,016	1,006,173
Less: Current portion	799,016	1,006,173
Net long-term debt	$—	$—

During the years ending December 31, 2003 and 2002, the Company sold $185,000 and $15,000 ($15,000 is convertible), respectively of notes payable in a private offering. The convertible notes are convertible prior to the maturity date of the note at the holder’s option at a price of $0.3333 per share.

During the years ending December 31, 2003 and 2002, the Company incurred $104,615 and $127,845 respectively, of interest expense.

6. STOCKHOLDERS’ DEFICIT

Preferred stock

The Company has suspended the payment of dividends on the 8% cumulative preferred stock. As a result, although recorded in the accompanying consolidated financial statements, the Company is in arrears in payment of the dividends for all years 1993 through 2003. As of December 31, 2003 and 2002, the aggregate amount in arrears was $8,800 and $8,000, respectively. Upon any voluntary liquidation, dissolution or winding up of the Company, preferred stockholders are entitled, before any distribution shall be made to common stockholders, to be paid out an amount equal to $1.00 per preferred share plus any accrued but unpaid dividends.

Mega Group, Inc. and Subsidiary

Notes to Consolidated Statements
For the Years Ended December 31, 2003 and 2002

6. STOCKHOLDERS’ DEFICIT, continued

Stock Options

In June 2001, the Company granted one of its directors options, exercisable until June 30, 2006 or until 30 days prior to the commencement of any registered public offering of its equity securities, whichever comes first, to purchase a total of 100,000 shares of its common stock for $.50 per share. The Company has estimated the value of these options to be insignificant based on the Black-Scholes model with the following assumptions: expected life: 2.9 years; Volatility: 0.0%; Risk-free interest rate: 5.0% and dividend yield: 0.0%.

Convertible debt

As of December 31, 2003 and 2002, the Company has $15,000 of convertible notes payable. These notes plus accrued interest can be converted at the holder’s option at a price of $0.3333 per share prior to the maturity of the notes payable.

Common stock

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

Mega Group, Inc. and Subsidiary

Notes to Consolidated Statements
For the Years Ended December 31, 2003 and 2002

7. INCOME TAX

The Company’s provision for income taxes for the years ended December 31, 2003 and 2002 is summarized as follows:

	2003	2002
Taxes currently payable	$—	$—
Deferred taxes- Federal	147,611	(232,672)
Deferred taxes- State	18,625	(42,908)
(Decrease) increase in valuations on deferred tax asset	(166,236)	275,580
Income tax expense for the year	$—	$—

A reconcilement of the difference between statutory Federal income tax rate and the effective tax rate for the Company is as follows:

	2003	2002
Federal income tax	$145,087	$(232,672)
State income taxes, net of Federal income tax effect	18,307	(42,908)
Utilization of operating loss carry-forward	(166,236)	—
Other	2,842	(21,686)
Tax provision	—	(297,266)
Increase in valuation allowance	—	297,266
Net tax provision	$—	$—

The significant component of the Company’s deferred tax assets are net operating losses of approximately $1.7 million as of December 31, 2003 and 2002. The Company has provided a 100% valuation allowance on its net deferred tax asset as the realization of the asset is likely not to occur as a result of either change in control limitations or lack of income realized prior to expiration. As of December 31, 2003, net operating loss of approximately $3,966,000 is available to offset future taxable income and expires as follows:

Expiring December 31,	Amount
2004	$56,000
2005	903,000
2006	132,000
2007	513,000
2008	76,000
2009	51,000
2010	123,000
2011	274,000
2012	68,000
2018	89,000
2019	100,000
2020	313,000
2021	587,000
2022	681,000
Total	$3,966,000

Mega Group, Inc. and Subsidiary

Notes to Consolidated Statements
For the Years Ended December 31, 2003 and 2002
7.  INCOME TAXES, continued

Subsequent to year end, $959,000 of net operating losses expired.

8. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space and equipment under non-cancelable operating leases. Future minimum rental commitments under existing operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003 is as follows:

Year Ending December 31	Amount
2004	$23,849
2005	29,404
2006	28,745
2007	29,607
2008	30,791
2009	7,773
Total	$150,169

During the years ended December 31, 2003 and 2002, the Company incurred $20,161 of rent expense.

Litigation

The Company was one of several defendants in a civil action, for the payment of a promissory note, captioned David G. Becking, et al. v. Mega Group, Inc., et al., which commenced April 29, 1997 in the Supreme Court for the County of Albany, New York. The plaintiffs were the former owners of an insurance agency which the Company purchased on December 30, 1988. The other defendants were guarantors of the promissory note. Several of the defendants asserted claims against third-party defendants who included the Company’s former president, director, and principal shareholder, Steven C. Gregory. As of March 15, 2000, the plaintiffs’ claim against the defendants, including principal and interest, totaled $754,758. On that date, the Company settled with the plaintiffs for a payment to them of $92,000 in cash and by delivering to them two promissory notes, each in the amount of $75,000 due and payable in 48 consecutive monthly installments, with interest at the rate of 9% per annum, payable $1,852 commencing April 1, 2000, with the final payment due March 1, 2004. By order dated November 16, 2000, the court obligated the Company to pay defendant Martin J. Keary any portion of a judgment for $146,397 which he must pay to the plaintiffs and to reimburse him for his attorney’s fees in defending the action in an amount which the court will

Mega Group, Inc. and Subsidiary

Notes to Consolidated Statements
For the Years Ended December 31, 2003 and 2002
8.	COMMITMENTS AND CONTINGENCIES, continued

approve. During the year ended December 31, 2003, all claims and notes were settled at no cost to the Company.

The Company was the intervener-petitioner in a civil action for damages and injunctive relief captioned Mega Personal Lines, Inc. v. Robert L. Halton, et al., which commenced June 12, 2001 and is pending in the Supreme Court for the County of Saratoga, New York.

The petitioner is the purchaser, effective April 1, 2000, of substantially all of the Company’s remaining assets, and the respondents include the Company’s judgment creditor, Robert L. Halton, and various third-party garnishees. Mega Personal Lines, Inc. seeks the return and release to it of insurance commissions which, it alleges, were improperly garnished by Mr. Halton in Mega Group, Inc. v. Robert L. Halton. Mr. Halton seeks to invalidate and set aside the transfer of the Company’s assets to Mega Personal Lines, Inc., so that the assets, including the insurance commissions, might be used to satisfy his September 29, 2000 partial summary judgment against the Company. He alleges generally that the transfer of the assets was not supported by fair consideration and was made with actual intent to hinder, delay, or defraud the Company’s creditors. The Company is defending itself against Mr. Halton’s claims. During the year ended December 31, 2003, the case was settled at no cost to the Company.

The Company was one of several defendants in a civil action for equitable relief captioned Halton v. Gregory, et al., which commenced on July 22, 2002, and is pending in the Supreme Court for the County of Saratoga, New York. The plaintiff, Robert L. Halton, is the Company’s judgment creditor, and the defendants also include the Company’s president, Steven C. Gregory. In the action, Mr. Halton seeks to invalidate and set aside the transfer, effective April 1, 2000, of the Company’s remaining assets to Mr. Gregory, as described in Note 1, so that the assets might be used to satisfy Mr. Halton’s September 29, 2000 partial summary judgment against the Company. Mr. Halton also seeks an accounting of the asset transfer. He alleges generally that the transfer of the assets was not for a fair equivalent value and was made with the actual interest to hinder, delay, or defraud our creditors. During the year ended December 31, 2003, the case was settled at no cost to the Company.

The Company was a respondent in a civil action, for confirmation of an arbitration award captioned Herman Adler v. Mega Group, Inc., et al., which commenced on November 15, 1999, in the Supreme Court for the County of Albany New York. The petitioner, now deceased, was the former owner of an insurance agency which we purchased in 1985. He claimed that the Company failed to honor the payment terms of the agency purchase agreement. On December 15, 1999, an arbitrator rendered, and on March 7, 2000 the arbitrator modified, an award in favor of the petitioner and against the Company in the amount of $157,381. On January 8, 2001, the Supreme Court confirmed the arbitration

Mega Group, Inc. and Subsidiary

Notes to Consolidated Statements
For the Years Ended December 31, 2003 and 2002

8.	COMMITMENTS AND CONTINGENCIES, continued

award and entered judgment against the Company for $168,808 including costs and interest. The judgment creditor restrained the Company from making any sale, assignment, transfer, or interference with any property in which the Company has an interest until the judgment is satisfied or vacated. During the year ended December 31, 2003, all claims and notes were settled at no cost to the Company.

The Company was the defendant in a civil action for money damages, for breach of a computer financing agreement, captioned First State Bank v. Mega Group, Inc., in the Supreme Court for the County of Saratoga, New York. On December 14, 2000, the Supreme Court entered judgment against the Company in the amount of $48,000. The judgment creditor restrained the Company from making any sale, assignment, transfer, or interference with any property in which the Company has an interest until the judgment is satisfied or vacated. During the year ended December 31, 2003, all claims and notes were settled at no cost to the Company.

The Company is currently is dispute with a former employee for wages owed. While the dispute has not elevated to formal litigation and the Company will rigorously defend its position that no wages are owed, the Company has accrued the entire amount in question of $218,750.

The Company has entered into routine proceedings incidental to its business, and does not expect that these proceedings will have a material adverse effect on the Company.