Form 10QSB
period 2004-03-31
MEGA GROUP INC
filed 2006-07-24
CIK 828942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                   FORM 1O-QSB

                                    ---------

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                   FOR THE TRANSITION PERIOD FROM_____ TO_____

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requires for the past 90 days. Yes [ ] No [X]

      Indicate by check mare whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      APLLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,516,959 shares of common stock (including 75,302 shares held of record by our wholly-owned subsidiary), as of July 15, 2006.

      Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TABLE OF CONTENTS

MEGA GROUP, INC. AND SUBSIDIARY

                                      INDEX
                                      -----


PART I.         FINANCIAL INFORMATION

       ITEM 1.  Financial Statements

                Consolidated Balance Sheets- March 31, 2004 (Unaudited) and December 31, 2003                      1

                Consolidated Statements of Operations (Unaudited) Three Months Ended March 31, 2004 and
                2003                                                                                               2

                Consolidated Statements of Cash Flows (Unaudited) Three Months Ended March 31, 2004 and
                2003                                                                                               3

                Notes to Unaudited Consolidated Financial Statements                                               4

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              7

       ITEM 3.  Controls and Procedures                                                                            7

PART II.        OTHER INFORMATION                                                                                  8

SIGNATURES                                                                                                         9

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

                                                                           MARCH 31,
                                                                              2004          DECEMBER 31,
                                                                          (UNAUDITED)           2003
                                                                          -----------       -----------
                                     ASSETS
Cash and cash equivalents                                                 $        --       $     6,622
Other assets                                                                    2,099             2,099
                                                                          -----------       -----------
     Total current assets                                                       2,099             8,721
Equipment, net of accumulated depreciation of $20,006 and
$19,459, respectively                                                           5,657             6,204
                                                                          -----------       -----------
       TOTAL ASSETS                                                       $     7,756       $    14,925
                                                                          ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
      Accounts payable and accrued liabilities                            $ 1,012,312       $   904,711
      Accrued interest                                                        207,702           177,129
      Due to shareholders and officers, including convertible notes
      payable of $15,000                                                      278,971           276,888
      Notes payable                                                           645,000           645,000
                                                                          -----------       -----------
         TOTAL CURRENT LIABILITIES                                          2,143,445         2,003,728
                                                                          -----------       -----------


STOCKHOLDERS' DEFICIT
     Preferred stock, cumulative 8%, $1 par value per share, 400,000 shares authorized, 10,000 shares issued and outstanding with
     a liquidation preference of $1 per share                                  10,000            10,000
     Common stock, $0.016 par value per share, 25,000,000 shares
     authorized, 9,333,625 shares issued and outstanding                      149,338           149,338
     Additional paid-in capital                                               245,849           245,849
     Accumulated deficit                                                   (2,540,876)       (2,393,990)
                                                                          -----------       -----------
       Total stockholders' deficit                                         (2,135,689)       (1,988,803)
                                                                          -----------       -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $     7,756       $    14,925
                                                                          ===========       ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          CONSOLIDATED BALANCE SHEETS.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

                                                                   2004                 2003
                                                               (UNAUDITED)           (UNAUDITED)
REVENUE                                                        $        --           $        --
                                                               -----------           -----------
OPERATING EXPENSES
     Compensation and benefits                                      86,250                75,000
     Other selling, general and administrative                      27,973                82,093
     Depreciation                                                      547                41,979
                                                               -----------           -----------
       TOTAL OPERATING EXPENSES                                    114,770               199,072
                                                               -----------           -----------
LOSS FROM OPERATIONS                                              (114,770)             (199,072)
                                                               -----------           -----------
OTHER INCOME (EXPENSE)
     Interest expense to stockholders and officers                  (7,091)               (5,008)
     Interest expense                                              (25,025)              (34,855)
                                                               -----------           -----------
       TOTAL OTHER EXPENSE                                         (32,116)              (39,863)
                                                               -----------           -----------
LOSS BEFORE PROVISION FOR INCOME TAXES                            (146,886)             (238,935)
PROVISION FOR INCOME TAXES                                              --                    --
                                                               -----------           -----------
Net loss                                                       $  (146,886)          $  (238,395)
                                                               ===========           ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE:
     Basic and diluted net loss per common share               $     (0.02)          $     (0.03)
                                                               ===========           ===========
     Basic and diluted weighted average common shares            9,333,625             9,359,303
                                                               ===========           ===========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

                                                                                2004                2003
                                                                            (UNAUDITED)         (UNAUDITED)
                                                                           -------------------------------
CASH FLOW FROM OPERATING ACTIVITIES

     Net loss                                                              $  (146,886)        $  (238,935)

     ADJUSTMENT TO RECONCILE CHANGES IN NET ASSETS TO NET CASH FLOW
     FROM OPERATING ACTIVITIES

     Depreciation                                                                  547              41,979

     Accretion of discount and other                                             2,083                 986

     EFFECT OF CHANGES IN NON-CASH WORKING CAPITAL BALANCES

     Accounts payable and accrued liabilities                                  107,601              57,111

     Accrued interest                                                           30,033              35,504
                                                                           -------------------------------

     NET CASH FLOW USED IN OPERATING ACTIVITIES                                 (6,622)           (103,355)
                                                                           -------------------------------

CASH FLOW FROM INVESTING ACTIVITIES

     Purchase of property and equipments and other                                  --              (1,357)
                                                                           -----------         -----------

CASH FLOW FROM FINANCING ACTIVITIES

     Debt proceeds                                                                  --             114,559

     Payments on debt to stockholders and officers                                  --             (11,284)
                                                                           -------------------------------

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES                                      --             103,275
                                                                           -------------------------------

Change in cash and cash equivalents                                             (6,622)             (1,437)

Cash and cash equivalents, beginning of period                                   6,622               4,031
                                                                           -------------------------------
     CASH AND CASH EQUIVALENTS, END OF PERIOD                              $        --         $     2,594
                                                                           -------------------------------
     CASH PAID FOR INTEREST                                                $        --         $       986
                                                                           -------------------------------
     CASH PAID FOR TAXES                                                   $        --         $        --
                                                                           ===============================


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003


1.   NATURE OF          The consolidated financial statements include the
     BUSINESS           accounts of the Mega Group, Inc., a New York corporation
                        and its wholly owned subsidiary, Small Business
                        Investment Corporation of America, Inc. (SBICOA), an
                        Oregon corporation (collectively, the Company). All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements. The Company's current business plan is to provide diversified financial services to ethnic communities and faith-based entities in the United
                        States and to operate as a specialized financial institution providing loans and investments for businesses in low and moderate income communities.

2.   INTERIM            The accompanying unaudited consolidated financial
     FINANCIAL          statements of the Company have been prepared in
     PRESENTATION       accordance with accounting principles generally accepted
                        in the United States of America for interim financial information and with the instructions to From 10-QSB.
                        Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other period. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company's
                        Annual Report on Form 10-KSB for the year ended December
                        31, 2003. Certain reclassifications for information for the period ended March 31, 2003 have been made to conform to the current period presentation.

     NET LOSS PER       Basic net loss per common share is calculated by
     COMMON             dividing the net loss attributable to common
     SHARE              stockholders by the weighted average number of common
                        shares outstanding during the year. Diluted earnings per share is calculated using the weighted average number of common shares plus dilutive common stocks equivalents outstanding during the period. Anti-dilutive common stock equivalents are excluded. Common stock equivalents are stock options.

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003


2.   INTERIM            The Company adopted the fair-value recognition provision
     FINANCIAL          of SFAS No. 123 (as revised in , 2004 and referred to as
     PRESENTATION       "SFAS No. 123R") Accounting for Stock-based
     CONTINUED          Compensation. SFAS 123R generally eliminates variable
                        accounting and requires companies to recognize in the income statement over the vesting period of the options an estimate of expense based on the fair value of those options, typically as of the date of grant.

     STOCK OPTION
     ACCOUNTING         In June 2001, the Company granted one of its directors
                        options, exercisable until June 30, 2006 or until 30 days prior to the commencement of any registered public offering of its equity securities, whichever comes first, to purchase a total of 100,000 shares of its common stock for $.50 per share. The Company has estimated the value of these options to be insignficant based on the Black-Scholes model with the following assumptions: expected life: 2.9 years; Volatility: 0.0%;
                        Risk-free interest rate: 5.0% and dividend yield: 0.0%.

3.   FINANCIAL          As of March 31, 2004, the Company has a deficiency in
     CONDITION          stockholders' equity and a working capital deficit of
                        approximately $2,136,000. The Company has not been successful to date in executing its business plan and there are no guarantees that it will be successful in implementing it in the future. The Company has not generated significant revenue from its business plan and has primarily relied upon contributions and loans from shareholders to fund operations. The Company will require significant new capital funding to implement the business plan and to satisfy the Company's cash requirements for the next twelve months. There are no guarantees the Company's shareholders will continue to fund operations or that there is a viable market for the Company to raise the required capital. The Company is in default on the majority of its debt and is significantly delinquent on amounts owed to vendors and employees. The
                        Company will require capital funding in order to fund the capital deficit. The Company is delinquent in all required tax filings through the year ending December
                        31, 2003.

                        The intent of the Company's management is to direct it into new business lines providing financial services to currently underserved ethnic minorities through alliances with churches and other organizations serving those groups. The Company intends in the near term to obtain additional equity funding and to obtain additional debt financing to pursue these new lines of business and to provide the funds to satisfy its current obligations. The extent to which the Company can raise additional equity and financing and achieve profitable operations from new business activities will determine if the Company can continue as a going concern.

                        Management believes it will be successful in obtaining additional equity and debt financing, but no assurances can be given in this regard.

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003


4.   RELATED PARTY      The Company owes certain of our stockholders $278,971
     TRANSACTIONS       and $276,888 as of March 31, 2004 and December 31, 2003,
                        respectively of which $154,016 are notes payable and $124,955 and $122,872 was for expenses paid by the stockholder on the Company's behalf. The Company is in default on all notes payable. The Company originally owed a stockholder $139,538 (Stockholder Obligation) for expenses paid on the Company's behalf. The Stockholder
                        Obligations has no specified terms for interest or repayment. The Stockholder Obligation was discounted by $25,000 based on a 6% discount rate during the year ending December 31, 2003 based on the Company repaying the stockholder in the year ending December 31, 2006.
                        The Stockholder Obligation is being amortized into the liability through interest expense. For each of the periods ending March 31, 2004 and 2003, the Stockholder
                        Obligation accreted by $2,083.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements. This management's discussion and analysis of financial condition and results of operations and other portions of this report include forward-looking statements such as: statements of the Company's goals, intentions, and expectations; estimates of risks and of future costs and benefits; and statements of the Company's ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in market behaviors and other economic conditions; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company's past performance does not necessarily indicate its future results.

               GENERAL- THREE MONTHS ENDED MARCH 31, 2004 AND 2003

During the first quarters of 2004 and 2003, we generated no revenue and we realized a net loss of $146,886 and $238,935, respectively. We had operating expenses in the total amount of $114,770 and $199,072, respectively, and interest expenses of $32,116 and $39,863, respectively. The decrease in operating expenses was primarily a result of cost controlling measures. Interest expense decreased as a result of payments made during the year ended December 31, 2003. During the first quarter 2004, we sustained operations substantially through private borrowings received in 2003.

                               FINANCIAL CONDITION

Our cash position decreased from $6,622 at December 31, 2003 to $ 0 at March 31, 2004 primarily due to use of cash to fund operating expenses. We have applied a 100% valuation allowance for our net deferred tax assets of approximately $4,113,000, which is primarily from our net operating loss carry-forward, because the realization of the net deferred tax asset is likely not to be realized as a result of either change in control limitations or lack of income prior to expiration.

Our total liabilities increased from approximately $2,004,000 as of December 31, 2003 to approximately $2,143,000 as of March 31, 2004 as a result of withholding payments to vendors, employees, and debt holders. As of March 31, 2004 the Company has a deficiency in stockholders' equity and working capital of approximately $2,136,000. In addition, the Company is in default on the majority of our notes payable and is significantly delinquent in amounts owed to vendors and employees. We have and will continue to primarily rely upon private debt offerings and stockholder contributions to fund liquidity requirements. There is no guarantee that stockholders will continue to fund operations or that there is a viable market for us to raise equity or debt in the future. We plan to fund the deficiency by implementation of our business plan and through additional equity fundings.

As of March 31, 2004, the Company has no capital resources. The Company is committed to pay approximately $144,000 as part of a non-cancelable lease agreement over the next five years. The Company is in default or has debt maturing in 2004 of approximately $799,000. Additionally, the Company has approximately $208,000 of accrued and unpaid interest related to the debt required to be paid in 2004. The Company plans to raise capital through equity and debt means to fulfill these capital requirements. There is no guarantee that there is a viable market for us to raise the required equity or debt in the future.

ITEM 3. CONTROLS AND PROCEDURES

The Company's management, under supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) for the period ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has entered into routine proceedings incidental to its business, and does expect that these proceedings will have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES


      Note payable to a  stockholder  and  officer,  unsecured,  bearing  interest at 15%, due
      January 2004. The Company is in default on this note, and accordingly,  it is classified
      as a current liability.                                                                         $ 51,000

      Note payable to a stockholder and officer,  unsecured,  bearing  interest at 5%, due May
      2004.  The Company is in default on this note,  and  accordingly,  it is classified as a
      current liability.                                                                                 2,500

      Note payable to a  stockholder  and  officer,  unsecured,  bearing  interest at 15%, due
      December  2003.  The  Company  is in  default  on  this  note,  and  accordingly,  it is
      classified as a current liability.                                                                61,402

      Note payable to a stockholder and officer of the Company,  unsecured,  convertible  into common shares at a conversion  price of $ 0.3333 per share due on January 2004,  bearing interest  at 15%.  The  Company  is in  default on this  note,  and  accordingly,  it is
      classified as a current liability.                                                                15,000

                                                                                                   -----------
      Total amount payable to officers                                                                 129,902

      Note payable to a stockholder  of the Company for  redemption  of the  Company's  common shares, unsecured,  bearing interest at 6%, due June 15, 2000. The Company is delinquent
      in payments and accordingly is in default on this note.                                           24,114
                                                                                                   -----------

      Total amount payable to stockholders and officers                                                154,016

      Note payable to an individual for a cash loan,  unsecured,  bearing interest at 12%. The
      Company is delinquent in payments and accordingly is in default on this note.                    100,000

      Note  payable,  unsecured,  bearing  interest  at 12.5%,  due June 2003.  The Company is
      delinquent in payments and accordingly is in default on this note.                                60,000
                                                                                                       485,000
                                                                                                   ------------
      Working capital notes payable to Matah Holding, LLC, bearing interest at
      12%, due April 14, 2003. The Company is delinquent in payments and
      accordingly is in default on this note.                                                          799,016
                                                                                                   ===========
     TOTAL                                                                                         $
                                                                                                   ===========

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 99.1 (a), (b), 18 U.S.C Section 1350 Certifications

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


Date: July 21, 2006                                     MEGA GROUP, INC.

                                                  By:   /s/ JOHN H. BROWN
                                                        -----------------------
                                                        JOHN H. BROWN
                                                        CHIEF EXECUTIVE OFFICER



Date: July 21, 2006                               By:   /s/ JOYCE BROWN
                                                        -----------------------
                                                        JOYCE BROWN
                                                        CHIEF FINANCIAL OFFICER