Form 10QSB
period 2004-06-30
MEGA GROUP INC
filed 2006-07-24
CIK 828942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                   FORM 1O-QSB

                                    ---------

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

TABLE OF CONTENTS

MEGA GROUP, INC. AND SUBSIDIARY

                                      INDEX
                                      -----
PART I.         FINANCIAL INFORMATION

       ITEM 1.  Financial Statements

                Consolidated Balance Sheets- June 30, 2004 (Unaudited) and December 31, 2003                       1

                Consolidated Statements of Operations (Unaudited) Three Months Ended June 30, 2004 and 2003        2

                Consolidated Statements of Operations (Unaudited) Six Months Ended June 30, 2004 and 2003          3

                Consolidated Statements of Cash Flows (Unaudited) Six Months Ended June 30, 2004 and 2003          4

                Notes to Unaudited Consolidated Financial Statements                                               5

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              8

       ITEM 3.  Controls and Procedures                                                                            8

PART II.        OTHER INFORMATION                                                                                  9

SIGNATURES                                                                                                        11

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

                                                                                JUNE 30,
                                                                                  2004          DECEMBER 31,
                                                                              (UNAUDITED)          2003
                                                                              -----------       -----------
                                     ASSETS
 Cash and cash equivalents                                                    $                 $     6,622
 Other assets                                                                       2,099             2,099
                                                                              -----------       -----------
   Total current assets                                                             2,099             8,721
Equipment, net of accumulated depreciation of $20,553 and $19,459,
respectively                                                                        5,110             6,204
                                                                              -----------       -----------
       TOTAL ASSETS                                                           $     7,209       $    14,925
                                                                              ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
   Accounts payable and accrued liabilities                                   $ 1,133,528       $   904,711
   Accrued interest                                                               237,195           177,129
   Due to shareholders and officers, including convertible notes payable
    of $15,000                                                                    281,054           276,888
   Notes payable                                                                  645,000           645,000
                                                                              -----------       -----------
       TOTAL CURRENT LIABILITIES                                                2,296,777         2,003,728
                                                                              -----------       -----------

STOCKHOLDERS' DEFICIT
   Preferred stock, cumulative 8%, $1 par value per share, 400,000 shares authorized, 10,000 shares issued and outstanding with a
   liquidation preference of $1 per share                                          10,000            10,000
   Common stock, $0.016 par value per share, 25,000,000 shares
   authorized, 9,333,625 shares issued and outstanding                            149,338           149,338
   Additional paid-in capital                                                     245,849           245,849
   Accumulated deficit                                                         (2,694,755)       (2,393,990)
                                                                              -----------       -----------
       Total stockholders' deficit                                             (2,289,568)       (1,988,803)
                                                                              -----------       -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $     7,209       $    14,925
                                                                              ===========       ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          CONSOLIDATED BALANCE SHEETS.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

                                                                 2004                 2003
                                                             (UNAUDITED)           (UNAUDITED)
                                                             -----------           -----------
REVENUE                                                      $        --           $    14,500
                                                             -----------           -----------
OPERATING EXPENSES
   Compensation and benefits                                      86,250                75,000
   Other selling, general and administrative                      34,966                59,350
   Depreciation                                                      547                 8,613
                                                             -----------           -----------
       TOTAL OPERATING EXPENSES                                  121,763               142,963
                                                             -----------           -----------
LOSS FROM OPERATIONS                                            (121,763)             (128,463)
                                                             -----------           -----------
OTHER EXPENSE
   Interest expense to stockholders and officers                   7,091                 5,008
   Interest expense                                               25,025                38,297
                                                             -----------           -----------
       TOTAL OTHER EXPENSE                                        32,116                43,305
                                                             -----------           -----------
LOSS BEFORE PROVISION FOR INCOME TAXES                          (153,879)             (171,768)
PROVISION FOR INCOME TAXES                                            --                    --
                                                             -----------           -----------
   Net loss                                                  $  (153,879)          $  (171,768)
                                                             ===========           ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE:
   Basic and diluted net loss per common share               $     (0.02)          $     (0.02)
                                                             ===========           ===========
   Basic and diluted weighted average common shares            9,333,625             9,359,303
                                                             ===========           ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          CONSOLIDATED BALANCE SHEETS.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

                                                                 2004                 2003
                                                             (UNAUDITED)           (UNAUDITED)
                                                             -----------           -----------
REVENUE                                                      $        --                14,500
                                                             -----------           ===========
OPERATING EXPENSES
   Compensation and benefits                                     172,500               150,000
   Other selling, general and administrative                      62,939               141,443
   Depreciation                                                    1,094                50,592
                                                             -----------           -----------
TOTAL OPERATING EXPENSES                                         236,533               342,035
                                                             -----------           -----------
LOSS FROM OPERATIONS                                            (236,533)             (327,535)
OTHER EXPENSE
   Interest expense to stockholders and officers                  14,182                11,600
   Interest expense                                               50,050                69,801
                                                             -----------           -----------
       TOTAL OTHER EXPENSE                                        64,232                81,401
                                                             -----------           -----------
LOSS BEFORE PROVISION FOR INCOME TAXES                          (408,936)
                                                                                      (300,765)
PROVISION FOR INCOME TAXES                                            --                    --
                                                             -----------           -----------
   Net loss                                                  $  (300,765)             (408,936)
                                                             ===========           ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE:
   Basic and diluted net loss per common share               $     (0.03)                (0.04)
                                                             ===========           ===========
   Basic and diluted weighted average common shares            9,333,625             9,359,303
                                                             ===========           ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          CONSOLIDATED BALANCE SHEETS.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

                                                                            2004                 2003
                                                                         (UNAUDITED)          (UNAUDITED)
                                                                         -----------         -----------
   CASH FLOW FROM OPERATING ACTIVITIES

   Net Loss                                                              $  (300,765)        $  (408,936)

   ADJUSTMENT TO RECONCILE CHANGES IN NET ASSETS TO NET CASH FLOW
     FROM OPERATING ACTIVITIES

   Depreciation                                                                1,094              50,592

   ACCRETION OF DISCOUNT AND OTHER                                             4,166               1,753

   EFFECT OF CHANGES IN NON-CASH WORKING CAPITAL BALANCES

   Account receivables                                                            --              (9,500)

   Other Assets                                                                   --              (2,099)

   Accounts payable and accrued liabilities                                  228,817             134,776

   Accrued interest                                                           60,066              74,535
                                                                         -----------         -----------
   Net cash flow from operating activities                                    (6,622)           (158,879)
                                                                         -----------         -----------
CASH FLOW USED IN INVESTING ACTIVITIES

Purchase of property, equipment and other                                         --              (2,241)

CASH FLOW FROM FINANCING ACTIVITIES

   Debt proceeds                                                                  --             181,736

   Payments on debt to stockholders and officers                                  --             (21,484)
                                                                         -----------         -----------
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES                                    --             160,252
                                                                         -----------         -----------
Change in cash and cash equivalents                                           (6,622)               (648)
                                                                         -----------         -----------
Cash and cash equivalents, beginning of period                                 6,622               4,031
                                                                         -----------         -----------
CASH AND CASH EQUIVALENTS, END PERIOD                                    $        --         $     3,383
                                                                         ===========         ===========
CASH PAID FOR INTEREST                                                   $        --         $        --
                                                                         ===========         ===========
CASH PAID FOR TAXES                                                      $        --         $        --
                                                                         ===========         ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          CONSOLIDATED BALANCE SHEETS.

MEGA GROUP, INC. AND SUBSIDIARY

NOTED TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004


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

2.   INTERIM            The accompanying unaudited consolidated financial
     FINANCIAL          statements of the Company have been prepared in
     PRESENTATION       accordance with accounting principles generally accepted
                        in the United States of America for interim financial information and with the instructions to From 10-QSB.
                        Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other period. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company's
                        Annual Report on Form 10-KSB for the year ended December
                        31, 2003.

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

     STOCK OPTION       The Company adopted the fair-value recognition provision
     ACCOUNTING         of SFAS No. 123 (as revised in 2004 and referred to as
                        "SFAS No. 123R") Accounting for Stock-based
                        Compensation. SFAS 123R generally eliminates variable accounting and requires companies to recognize in the income statement over the vesting period of the options an estimate of expense based on the fair value of those options, typically as of the date of grant.

MEGA GROUP, INC. AND SUBSIDIARY

NOTED TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004


2.   INTERIM
     FINANCIAL
     PRESENTATION,
     CONTINUED

     STOCK OPTION       In June 2001, the Company granted one of its directors
     ACCOUNTING,        options, exercisable until June 30, 2006 or until 30
     CONTINUED          days prior to the commencement of any registered public
                        offering of its equity securities, whichever comes first, to purchase a total of 100,000 shares of its common stock for $.50 per share. The Company has estimated the value of these options to be insignificant based on the Black-Scholes model with the following assumptions: expected life: 2.9 years; Volatility: 0.0%;
                        Risk-free interest rate: 5.0% and dividend yield: 0.0%.

3.   FINANCIAL          As of June 30, 2004, the Company has a deficiency in
     CONDITION          stockholders' equity and a working capital deficit of
                        approximately $2,290,000. The Company has not been successful to date in executing its business plan and there are no guarantees that it will be successful in implementing it in the future. The Company has not generated significant revenue from its business plan and has primarily relied upon contributions and loans from shareholders to fund operations. The Company will require significant new capital funding to implement the business plan and to satisfy the Company's cash requirements for the next twelve months. There are no guarantees the Company's shareholders will continue to fund operations or that there is a viable market for the Company to raise the required capital. The Company is in default on the majority of its debt and is significantly delinquent on amounts owed to vendors and employees. The
                        Company will require capital funding in order to fund the capital deficit. The Company is delinquent in all required tax filings for the years ending December 31, 2003, 2004, and 2005.

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

MEGA GROUP, INC. AND SUBSIDIARY

NOTED TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004


4.   RELATED PARTY      The Company owes certain of our stockholders $281,054
     TRANSACTIONS       and $276,888 as of June 30, 2004 and December 31, 2003,
                        respectively of which $154,016 are notes payable and $127,038 and $122,872 was for expenses paid by the stockholder on the Company's behalf. The Company is in default on all notes payable. The Company originally owed a stockholder $139,538 (Stockholder Obligation) for expenses paid on the Company's behalf. The Stockholder
                        Obligations has no specified terms for interest or repayment. The Stockholder Obligation was discounted by $25,000 based on a 6% discount rate during the year ending December 31, 2003 based on the Company repaying the stockholder in the year ending December 31, 2006.
                        The Stockholder Obligation is being amortized into the liability through interest expense. For each of the periods ending June 30, 2004 and 2003, the Stockholder
                        Obligation accreted by $4,166.

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

                GENERAL- SIX MONTHS ENDED JUNE 30, 2004 AND 2003

During the first six months of 2004 and 2003, we generated $0 and $14,500 of revenue and we realized a net loss of $300,765 and $408,936, respectively. We had operating expenses in the total amount of $236,533 and $327,535 respectively, and interest expense of $64,232 and $81,401, respectively. The decrease in operating expenses was primarily a result of cost controlling measures. Interest expense decreased as a result of payments made during the year ended December 31, 2003. During the first six months of 2004 we sustained operations substantially through private borrowings received in 2003.

                               FINANCIAL CONDITION

Our cash position decreased from $6,622 at December 31, 2003 to $0 at June 30, 2004 primarily due to use of cash to fund operating expenses. We have applied a 100% valuation allowance for our net deferred tax assets of approximately $4,267,000, which is primarily from our net operating loss carry-forward, because the realization of the net deferred tax asset is likely not to be realized as a result of either change in control limitations or lack of income prior to expiration.

Our total liabilities increased from approximately $2,004,000 as of December 31, 2003 to approximately $2,297,000 as of June 30, 2004 as a result of withholding payments to vendors, employees, and debt holders. As of June 30, 2004, the Company has a deficiency in stockholders' equity and working capital of approximately $2,290,000. In addition, the Company is in default on the majority of our notes payable and is significantly delinquent in amounts owed to vendors and employees. We have and will continue to primarily rely upon private debt offerings and stockholder contributions to fund liquidity requirements. There is no guarantee that stockholders will continue to fund operations or that there is a viable market for us to raise equity or debt in the future. We plan to fund the deficiency by implementation of our business plan and through additional equity fundings.

As of June 30, 2004, the Company has no capital resources. The Company is committed to pay approximately $138,000 as part of a non-cancelable lease agreement over the next five years. The Company is in default or has debt coming due in 2005 of approximately $799,000. Additionally, the Company has approximately $237,000 of accrued and unpaid interest related to the debt required to be paid in 2004. The Company plans to raise capital through equity and debt means to fulfill these capital requirements. There is no guarantee that there is a viable market for us to raise the required equity or debt in the future.

ITEM 3. CONTROLS AND PROCEDURES

The Company's management, under supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) for the period ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has entered into routine proceedings incidental to its business, and does expect that these proceedings will have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES


      Note  payable to a  stockholder  and  officer,  unsecured,  bearing  interest at 15%, due
      January 2004. The Company is in default on this note, and  accordingly,  it is classified
      as a current liability.                                                                           $ 51,000

      Note payable to a stockholder  and officer,  unsecured,  bearing  interest at 5%, due May
      2004.  The Company is in default on this note,  and  accordingly,  it is  classified as a
      current liability.                                                                                   2,500

      Note  payable to a  stockholder  and  officer,  unsecured,  bearing  interest at 15%, due
      December 2003. The Company is in default on this note, and accordingly,  it is classified
      as a current liability.                                                                             61,402

      Note payable to a stockholder  and officer of the Company,  unsecured,  convertible  into common shares at a conversion  price of $ 0.3333 per share due on January  2004,  bearing interest  at 15%.  The  Company  is in  default  on this  note,  and  accordingly,  it is
      classified as a current liability.                                                                  15,000
                                                                                                     -----------
     Total amount payable to officers
                                                                                                         129,902
      Note payable to a stockholder of the Company for redemption of the
      Company's common shares, unsecured, bearing interest at 6%, due June 15,
      2000. The Company is delinquent in payments and accordingly is in default on this note.
                                                                                                          24,114
                                                                                                     -----------
      Total amount payable to stockholders and officers
                                                                                                         154,016
      Note payable to an individual for a cash loan, unsecured, bearing interest at 12%. The Company is delinquent in payments and accordingly is in default on this note.
                                                                                                         100,000
      Note payable, unsecured, bearing interest at 12.5%, due June 2003. The
      Company is delinquent in payments and accordingly is in default on this note.
                                                                                                          60,000
      Working capital notes payable to Matah Holding,  LLC,  bearing interest at 12%, due April
      14, 2003.  The Company is  delinquent in payments and  accordingly  is in default on this
      note.                                                                                              485,000
                                                                                                     -----------
     TOTAL                                                                                           $   799,016
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