Form 10QSB
period 2004-09-30
MEGA GROUP INC
filed 2006-07-24
CIK 828942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                   FORM 1O-QSB

                                    ---------

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

TABLE OF CONTENTS

MEGA GROUP, INC. AND SUBSIDIARY

                                      INDEX
                                      -----

PART I.         FINANCIAL INFORMATION

       ITEM 1.  Financial Statements

                Consolidated Balance Sheets- September 30, 2004 (Unaudited) and December 31, 2003                  1

                Consolidated Statements of Operations (Unaudited) Three Months Ended September 30, 2004
                and 2003                                                                                           2

                Consolidated Statements of Operations (Unaudited) Nine Months Ended September 30, 2004 and
                2003                                                                                               3

                Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2004 and
                2003                                                                                               4

                Notes to Unaudited Consolidated Financial Statements                                               5

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              8

       ITEM 3.  Controls and Procedures                                                                            8

PART II.        OTHER INFORMATION                                                                                  9

SIGNATURES                                                                                                        11

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                                                             SEPTEMBER
                                                                              30, 2004           DECEMBER 31,
                                                                             (UNAUDITED)             2003
                                                                             -----------         -----------
                                     ASSETS
Cash and cash equivalents                                                    $        --         $     6,622
Other assets                                                                       2,099               2,094
                                                                             -----------         -----------
       Total current assets                                                        2,099               8,721
Equipment, net of accumulated depreciation of $21,100 and 19,459
respectively                                                                       4,563               6,204
                                                                             -----------         -----------
       TOTAL ASSETS                                                          $     6,662         $    14,925
                                                                             ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
      Accounts payable and accrued liabilities                               $ 1,140,913         $   904,711
      Accrued interest                                                           272,369             177,129
      Due to shareholders and officers, including convertible notes
      payable of $59,002 and $15,000, respectively                               402,362             276,888
      Notes payable                                                              645,000             645,000
                                                                             -----------         -----------
         TOTAL CURRENT LIABILITIES                                             2,460,644           2,003,728
                                                                             -----------         -----------


STOCKHOLDERS' DEFICIT
     Preferred stock, cumulative 8%, $1 par value per share, 400,000 shares authorized, 10,000 shares issued and outstanding with a
     liquidation preference of $1 per share                                       10,000              10,000

     Common stock, $0.016 par value per share, 25,000,000 shares authorized, 9,433,625 and 9,333,625, respectively, shares issued
     and outstanding                                                             150,938             149,338
     Additional paid-in capital                                                  245,849             245,849
     Accumulated deficit                                                      (2,860,769)         (2,393,990)
                                                                             -----------         -----------
       Total stockholders' deficit                                            (2,453,982)         (1,988,803)
                                                                             -----------         -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $     6,662         $    14,925
                                                                             ===========         ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                   2004                 2003
                                                               (UNAUDITED)           (UNAUDITED)
                                                               -----------           -----------
REVENUE                                                        $        --           $    14,000
                                                               -----------           -----------
OPERATING EXPENSES

     Compensation and benefits                                      86,250                75,000

     Other selling, general and administrative                      41,960               100,497

     Depreciation                                                      547                   712
                                                               -----------           -----------
       TOTAL OPERATING EXPENSES                                    128,757               176,209
                                                               -----------           -----------
LOSS FROM OPERATIONS                                              (128,757)             (162,209)
                                                               -----------           -----------
OTHER EXPENSE

     Interest expense to stockholders and officers                  12,232                 5,008

     Interest expense                                               25,025                37,946
                                                               -----------           -----------
       TOTAL OTHER EXPENSE                                          37,257                42,954
                                                               -----------           -----------
LOSS BEFORE PROVISION FOR INCOME TAXES                            (166,014)             (205,163)
PROVISION FOR INCOME TAXES                                              --                    --
Net loss                                                       $  (166,014)          $  (205,163)
                                                               ===========           ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE:

     Basic and diluted net loss per common share               $     (0.02)          $     (0.02)
                                                               ===========           ===========
     Basic and diluted weighted average common shares            9,433,625             9,359,303
                                                               ===========           ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                   2004                  2003
                                                               (UNAUDITED)           (UNAUDITED)
                                                               -----------           -----------
REVENUE                                                        $        --           $    28,500
                                                               -----------           -----------
OPERATING EXPENSES

     Compensation and benefits                                     258,750               225,000

     Other selling, general and administrative                     104,899               241,940

     Depreciation                                                    1,641                51,304
                                                               -----------           -----------
       TOTAL OPERATING EXPENSES                                    365,290               518,244
                                                               -----------           -----------
LOSS FROM OPERATIONS                                              (365,290)             (489,744)
                                                               -----------           -----------
OTHER EXPENSE

     Interest expense to stockholders and officers                  26,414                15,024

     Interest expense                                               75,075               111,770
                                                               -----------           -----------
       TOTAL OTHER EXPENSE                                         101,489               126,794
                                                               -----------           -----------
LOSS BEFORE PROVISION FOR INCOME TAXES                            (466,779)             (616,538)

PROVISION FOR INCOME TAXES                                              --                    --
                                                               -----------           -----------
Net loss                                                       $  (466,779)          $  (616,538)
                                                               ===========           ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE:

     Basic and diluted net loss per common share               $     (0.05)          $     (0.07)
                                                               ===========           ===========
     Basic and diluted weighted average common shares            9,433,625             9,359,303
                                                               ===========           ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                                         2004                2003
                                                                                     (UNAUDITED)         (UNAUDITED)
                                                                                     -----------         -----------
CASH FLOW FROM OPERATING ACTIVITIES

Net Loss                                                                             $  (466,779)        $  (616,538)

ADJUSTMENT TO RECONCILE CHANGES IN NET ASSETS TO NET CASH FLOW
FROM OPERATING ACTIVITIES
Depreciation                                                                               1,641              51,304

ACCRETION OF DISCOUNT AND OTHER                                                            6,249               2,295

EFFECT OF CHANGES IN NON-CASH WORKING CAPITAL BALANCES

Account receivables and other assets                                                          --              16,466

Accounts payable and accrued liabilities                                                 236,202             283,263

Accrued interest                                                                          95,240             114,742
                                                                                     -----------         -----------
Net cash flow used in operating activities                                              (127,447)           (181,400)
                                                                                     -----------         -----------
CASH FLOW FROM INVESTING ACTIVITIES

     Purchase of property equipment and other                                                 --              (3,915)
                                                                                     -----------         -----------
CASH FLOW FROM FINANCING ACTIVITIES

     Common stock issued                                                                   1,600                  --

     Debt proceeds from stockholders and others                                          172,827             205,036

     Payments on debt to stockholders and officers                                       (53,602)            (23,111)
                                                                                     -----------         -----------
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES                                           120,825             181,925
                                                                                     -----------         -----------
Change in cash and cash equivalents                                                       (6,622)             (2,890)

Cash and cash equivalents, beginning of period                                             6,622               4,031
                                                                                     -----------         -----------
CASH AND CASH EQUIVALENTS, END PERIOD                                                $        --         $     1,141
                                                                                     ===========         ===========
CASH PAID FOR INTEREST                                                               $        --         $        --
                                                                                     ===========         ===========
CASH PAID FOR TAXES                                                                  $        --         $        --
                                                                                     ===========         ===========
NON- CASH INVESTING AND FINANCING ACTIVITIES                                                  --                  --

       PAYMENT MADE BY SHAREHOLDERS BEHALF OF THE COMPANY                            $        --         $    31,563
                                                                                     ===========         ===========
       LOAN FINANCING COSTS ACCRUED BUT NOT YET PAID                                 $        --         $    47,500
                                                                                     ===========         ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004


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

2.   INTERIM            The accompanying unaudited consolidated financial
     FINANCIAL          statements of the Company have been prepared in
     PRESENTATION       accordance with accounting principles generally accepted
                        in the United States of America for interim financial information and with the instructions to From 10-QSB.
                        Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other period. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company's
                        Annual Report on Form 10-KSB for the year ended December
                        31, 2003.

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

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004


2.   INTERIM            In June 2001, the Company granted one of its directors
     FINANCIAL          options, exercisable until June 30, 2006 or until 30
     PRESENTATION,      days prior to the commencement of any registered public
     CONTINUED          offering of its equity securities, whichever comes
                        first, to purchase a total of 100,000 shares of its common stock for $.50 per share. The Company has estimated the value of these options to be insignificant based on the Black-Scholes model with the following assumptions: expected life: 2.9 years; Volatility: 0.0%;
                        Risk-free interest rate: 5.0% and dividend yield: 0.0%.

3.   FINANCIAL          As of September 30, 2004, the Company has a deficiency
     CONDITION          in stockholders' equity and a working capital deficit of
                        approximately $2,454,000. The Company has not been successful to date in executing its business plan and there are no guarantees that it will be successful in implementing it in the future. The Company has not generated significant revenue from its business plan and has primarily relied upon contributions and loans from shareholders to fund operations. The Company will require significant new capital funding to implement the business plan and to satisfy the Company's cash requirements for the next twelve months. There are no guarantees the Company's shareholders will continue to fund operations or that there is a viable market for the Company to raise the required capital. The Company is in default on the majority of its debt and is significantly delinquent on amounts owed to vendors and employees. The
                        Company will require capital funding in order to fund the capital deficit. The Company is delinquent in all required tax filings for the years ending December 31, 2003, 2004, and 2005.

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

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004


4.   RELATED PARTY      The Company owes certain of our stockholders $402,362
     TRANSACTIONS       and $276,888 as of September 30, 2004 and December 31,
                        2003, respectively of which $273,241 and $154,016 are notes payable and $129,121 and $122,872 was for expenses paid by the stockholder on the Company's behalf. The
                        Company is in default on all notes payable. The Company originally owed a stockholder $139,538 (Stockholder
                        Obligation) for expenses paid on the Company's behalf.
                        The Stockholder Obligations has no specified terms for interest or repayment. The Stockholder Obligation was discounted by $25,000 based on a 6% discount rate during the year ending December 31, 2003 based on the Company repaying the stockholder in the year ending December 31, 2006. The Stockholder Obligation is being amortized into the liability through interest expense. For each of the periods ending September 30, 2004 and 2003, the Stockholder Obligation accreted by $6,249.

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

             GENERAL- NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

During the first nine months of 2004 and 2003, we generated $0 and $28,500 of revenue and we realized a net loss of $466,779 and $616,538, respectively. We had operating expenses in the total amount of $365,290 and $489,744 respectively, and interest expense of $101,489 and $126,794, respectively. The decrease in operating expenses was primarily a result of cost controlling measures. Interest expense decreased as a result of payments made during the year ended December 31, 2003. During the first nine months of 2004 we sustained operations substantially through private borrowings received in 2003.

                               FINANCIAL CONDITION

Our cash position decreased from $6,622 at December 31, 2003 to $0 at September 30, 2004 primarily due to use of cash to fund operating expenses. We have applied a 100% valuation allowance for our net deferred tax assets of approximately $4,433,000, which is primarily from our net operating loss carry-forward, because the realization of the net deferred tax asset is likely not to be realized as a result of either change in control limitations or lack of income prior to expiration.

Our total liabilities increased from $2,003,728 as of December 31, 2003 to $2,460,644 as of September 30, 2004 as a result of withholding payments to vendors, employees, and debt holders. As of September 30, 2004, the Company has a deficiency in stockholders' equity and working capital of approximately $2,454,000. In addition, the Company is in default on the majority of our notes payable and is significantly delinquent in amounts owed to vendors and employees. We have and will continue to primarily rely upon private debt offerings and stockholder contributions to fund liquidity requirements. There is no guarantee that stockholders will continue to fund operations or that there is a viable market for us to raise equity or debt in the future. We plan to fund the deficiency by implementation of our business plan and through additional equity fundings.

As of September 30, 2004, the Company has no capital resources. The Company is committed to pay approximately $132,000 as part of a non-cancelable lease agreement over the next five years. The Company is in default or has debt coming due in 2004 of approximately $918,000. Additionally, the Company has approximately $272,000 of accrued and unpaid interest related to the debt required to be paid in 2004. The Company plans to raise capital through equity and debt means to fulfill these capital requirements. There is no guarantee that there is a viable market for us to raise the required equity or debt in the future.

ITEM 3. CONTROLS AND PROCEDURES

The Company's management, under supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) for the period ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has entered into routine proceedings incidental to its business, and does expect that these proceedings will have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES


      Note payable to a  stockholder  and  officer,  unsecured,  bearing  interest at 15%, due
      January 2004. The Company is in default on this note, and accordingly,  it is classified
      as a current liability.                                                                         $ 179,825

      Note payable to a stockholder and officer,  unsecured,  bearing  interest at 5%, due May
      2004.  The Company is in default on this note,  and  accordingly,  it is classified as a
      current liability.                                                                                  2,500

      Note payable to a  stockholder  and  officer,  unsecured,  bearing  interest at 15%, due
      December  2003.  The  Company  is in  default  on  this  note,  and  accordingly,  it is
      classified as a current liability.                                                                  7,800

      Note payable to a stockholder and officer of the Company,  unsecured,  convertible  into common shares at a conversion price of $ 0.3333 per share due on December 2003,  bearing interest at 15%. The Company is delinquent in payments and  accordingly is in default on
      this note.                                                                                         59,002

                                                                                                   ------------
     Total amount payable to officers.                                                                  249,127

      Note payable to a stockholder  of the Company for  redemption  of the  Company's  common shares, unsecured,  bearing interest at 6%, due June 15, 2000. The Company is delinquent
      in payments and accordingly is in default on this note.                                            24,114

                                                                                                   ------------
      Total amount payable to stockholders and officers.                                                273,241

      Note payable to an individual for a cash loan,  unsecured,  bearing interest at 12%. The
      Company is delinquent in payments and accordingly is in default on this note.                     100,000

      Note  payable,  unsecured,  bearing  interest  at 12.5%,  due June 2003.  The Company is
      delinquent in payments and accordingly is in default on this note.                                 60,000

      Working capital notes payable to Matah Holding,  LLC, bearing interest at 12%, due April
      14, 2003.  The Company is delinquent in payments and  accordingly  is in default on this
      note.                                                                                             485,000
                                                                                                   ------------
     TOTAL                                                                                              918,241
                                                                                                   ============

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