Form 10KSB
period 2004-12-31
MEGA GROUP INC
filed 2006-07-24
CIK 828942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

Common Stock, $.016 Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $9,000.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $535,629 as of June 30, 2006, based on the last reported sale price on that date.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of December 31, 2004: 9,433,625 Shares of common stock, $.016 par value.

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

Transitional Small Business Disclosure Format (Check one):    Yes  ☐  No ☒

MEGA GROUP, INC

INDEX

PART I	Item 1.	Description of Business

	Item 2.	Description of Property

	Item 3.	Legal Proceedings

	Item 4.	Submission of Matters to a Vote of Security Holders

PART II	Item 5.	Market for Common Equity and Related Stockholder Matters

	Item 6.	Management’s Discussion and Analysis or Plan of Operation

	Item7.	Financial Statements

	Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

PART III	Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

	Item 10.	Executive Compensation

	Item 11.	Security Ownership of Certain Beneficial Owners and Management

	Item 12.	Certain Relationships and Related Transactions

	Item 13.	Exhibits and Reports on Form 8-K

	Item 14.	Principal Accountant Fees and Services

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

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

According to our transfer agent, there were 151 record holders of our common stock on December 31, 2004. It was listed on the OTC Bulletin Board until January 10, 2000. Since then it has traded in the over-the-counter market and been quoted in the “pink sheets,” and accordingly the public trading market for our common stock is limited. As a result of our delinquencies in required filings, the SEC has stopped all trading of our securities. The range of the high and low bid prices for each quarter within the last two fiscal years, according to information provided by the electronic quotations service of Pink Sheets LLC, follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

QuarterEnded	HighBid	LowBid
March 31, 2003	$2.00	$2.00
June 30, 2003	$1.30	$.71
September 30, 2003	$1.04	$.60
December 31, 2003	$.90	$.25
March 31, 2004	$1.30	$.25
June 30, 2004	$3.00	$.35
September 30, 2004	$1.05	$.25
December 31, 2004	$.50	$.16

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

The following table provides information, as of December 31, 2004, concerning the number of shares of our common stock issuable under options then outstanding:

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

Results of Operations

During the years ended December 31, 2004 and 2003, after nominal revenue of $9,000 and $18,000, respectively, operating expenses in the total amount of $535,651 and $579,282, respectively, interest expenses of $139,547 and $104,615 respectively and gain from settlement of claims of $0 and $1,092,592, we recognized net (loss) income of $(665,500) and $426,725. The decreases in operating expenses were primarily a result of better cost control by management. Interest expense increased as a result of borrowings made during the year ended December 31, 2004. Various claims against the Company were settled in 2003, no settlements occurred in the year ending December 31, 2004. During the fiscal year period ended December 31, 2004, we sustained operations substantially through private borrowings in the aggregate amount of $119,225, all of which was funded or repaid from stockholders and officers of the Company.

Financial Condition, Liquidity and Capital Resources

Our cash position decreased from $6,622 at December 31, 2003 to $0 at December 31, 2004 primarily due to funding ongoing operations of the Company. We have applied a 100% valuation allowance for our net deferred tax assets of approximately $4,525,000, which is primarily from our net operating loss carry-forward, because the realization of the net deferred tax asset is likely not to be realized as a result of either change in control limitations or lack of income prior to expiration.

Our total liabilities increased from $2,003,728 as of December 31, 2003 to $2,610,407 as of December 31, 2004 as a result of private borrowings, and withholding payments to vendors, employees, and debt holders

As of December 31, 2004 the Company has a deficiency in stockholders’ equity and working capital of approximately $2,604,000. In addition, the Company is in default on the majority of our notes payable and is significantly delinquent in amounts owed to vendors and employees. We have and will continue to primarily rely upon private debt offerings and stockholder contributions to fund liquidity requirements. There is no guarantee that stockholders will continue to fund operations or that there is a viable market for us to raise equity or debt in the future. We plan to fund the deficiency by implementation of our business plan and through additional equity fundings.

As of December 31, 2004, the Company has no capital resources. The Company is committed to pay approximately $126,000 as part of a non-cancelable lease agreement over the next five years. The Company is in default or has debt coming due in 2005 of approximately $918,000. Additionally, the Company has approximately $308,000 of accrued and unpaid interest related to the debt required to be paid in 2005. The Company plans to raise capital through equity and debt means to fulfill these capital requirements. There is no guarantee that there is a viable market for us to raise the required equity or debt in the future.

Critical Accounting Policies

Revenue Recognition

Consulting fee revenue represents fees earned in connection with financial consulting services rendered. Revenue from these services is recognized as the services are performed.

Income Taxes

The Company recognizes income taxes based on earnings in the financial statements. The Company also recognizes deferred income taxes for the difference in earnings reported for income tax purposes and financial reporting purposes. As of December 31, 2004 and 2003, the Company had provided a 100% valuation allowance on its net deferred tax asset, which was primarily from the Company’s net operating loss carry-forward, because the realization of the net deferred tax asset is likely not to be realized either from change in control limitations or lack of income prior to expiration.

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

(a)
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

(b)
Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has material affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2004 has been disclosed.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Positions and Offices
John H. Brown	Chairman of the Board of Directors and Chief Executive Officer

Joyce L. Brown	Secretary, Treasurer, and Director

Steven C. Gregory	Director

Vern S. Morris	Director

John H. Brown, 58, has been our chairman of the board of directors and chief executive officer since October 2000 and chairman of the board of directors and chief executive officer of SBICOA since March 2000. From August 1999 to October 2001, he was vice president and branch manager of Paulson Investment Co., Inc., an investment banking firm and member of the National Association of Securities Dealers, Inc. From April 1998 to July 1999, he was director of syndicate operations for The Chapman Company, another investment banking firm. Mr. Brown managed Global Venture Group, a venture capital company financing minority-owned enterprises, from June 1995 to April 1998. He is past president of the Oregon chapter of the National Association of Minority Contractors. He is the husband of Joyce L. Brown.

Joyce L. Brown, 57, has been our vice president, secretary, and director since October 2000 and an officer and director of SBICOA since March 2000. Since 1990, she has been a management information systems consultant and staff coordinator.

Steven C. Gregory, 48, has been our president and director since October 1997. Since 1981, he has been president of Associates of Clifton Park, Inc., an insurance agency.

Vern S. Morris, 49, has been our director since October 2000 and a director of SBICOA since March 2000. Since February 1998, he has been market manager of Brinker International, Inc., a retailer, with responsibility for multi-unit store operations having sales of approximately $5 million per year. From January 1996 to February 1998, he was area director for Boston Market, a restaurant operator and franchiser, with responsibility for multi-unit store operations having sales of approximately $8 million per year.

Each director serves until the next annual meeting of shareholders and until his or her successor shall have been elected and qualified. Each executive officer serves until the first meeting of directors following the next annual meeting of shareholders and until his or her successor shall have been elected and qualified.

Significant Employees

Gordon T. Gant, 60, has been SBICOA’s vice president of government and community affairs since November 2001. Since January 2001, he has been a government relations consultant based in Washington, D.C. Mr. Gant was a senior advisor and analyst with the U.S. Department of Commerce, from August 1998 to January 2001, and the U.S. Department of Defense, from August 1997 to August 1998.

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

Item 10.    Executive Compensation.

The table below sets forth certain information concerning all plan and non-plan compensation which was earned by, or which we awarded or paid to, the individuals serving as our chief executive officer in 2004 and, if compensated and serving at year-end, as any of our other executive officers during our fiscal year ended December 31, 2004 (collectively, the “named executive officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options/SARs	LTIP Payouts	All Other Comp.
John H. Brown,	2004	$150,000	—	—	—	—	—	—
Chairman and Chief Executive	2003	$150,000	—	—	—	—	—	—
Officer	2002	$75,000	—	—	—	—	—	—

Joyce L. Brown,	2004	$150,000	—	—	—	—	—	—
Secretary and Treasurer	2003	$150,000	—	—	—	—	—	—
	2002	$75,000	—	—	—	—	—	—

During our fiscal year ended December 31, 2004, we granted no stock options or stock appreciation rights to either of the named executive officers, and neither of them exercised any stock options or stock appreciation rights. At fiscal year end, neither of the named executive officers held any unexercised options or stock appreciation rights, or any restricted stock subject to performance-based conditions to vesting. During our fiscal year ended December 31, 2004, we granted no awards to either of the named executive officers under any long-term incentive plan.

We have no standard arrangement under which we compensate our directors and, except as noted below, none of our directors received any compensation for any service as a director during our fiscal year ended December 31, 2004. On June 8, 2001, we granted an option, to our former director, Anthony W. Robinson, for the purchase of 100,000 shares of our common stock. The option is exercisable, at $.50 per share, until June 30, 2006 or until 30 days prior to the commencement of any public offering of our equity securities, whichever comes first.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information, as of December 31, 2004, concerning the shares of our common stock owned by each more-than-five-percent beneficial owner of our common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group:

SECURITY OWNERSHIP TABLE

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class
John H. Brown 1730 Rhode Island Ave., N.W., #415 Washington, D.C. 20036	2,603,132		32.3%(1)

Joyce L. Brown 1730 Rhode Island Ave., N.W., #415 Washington, D.C. 20036	3,103,132	(2)	38.6%(1)

Steven C. Gregory 313 Ushers Road Ballston Lake, NY 12019	501,125	(3)	6.2%(1)

Vern S. Morris 46619 Carriage Court Sterling, VA 20164	505,498		6.3%(1)

Directors and Executive Officers as a Group (4 Persons)	6,722,287		83.4%(1)

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

Item 12.    Certain Relationships and Related Transactions.

During the years ending December 31, 2004 and 2003, the Company borrowed from John and Joyce Brown $172,827 and $52,722, respectively, evidenced by promissory notes payable, with interest at 15%. During the years ending December 31, 2004 and 2003 the Company repaid Joyce Brown $53,602 and $29,973, respectively for amounts previously borrowed under promissory notes payable.

Item 13.    Exhibits and Reports on Form 8-K.

(a)  Exhibits.

The following exhibits are filed as part of this report or incorporated by reference:

EXHIBITS AND INDEX OF EXHIBITS

Exhibit No.	SEC Ref. No.	Title of Document	Location
1	99.1	Code of Ethics	*
2	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002**	Attached
3	23.2	Consent of Stegman & Company	Attached

* Filed as an Exhibit on Form 10-KSB for the fiscal year ending December 31, 2003 which was filed July 21, 2006, is incorporated herein by reference.

** The Exhibit attached to this Form 10-KSB shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b)  Reports on Form 8-K.

We filed no reports on Form 8-K during the last quarter of the period covered by this report.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $47,000 for fiscal year ended 2004 and $98,000for fiscal year ended 2003. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported above were $0 for fiscal years ended 2004 and 2003. The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal years ending 2004 and 2003. There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

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

December 31, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Mega Group, Inc.

We have audited the accompanying consolidated balance sheets of Mega Group, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mega Group, Inc. as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ Stegman & Company

Baltimore, Maryland
July 17, 2006

Mega Group, Inc. and Subsidiary

Consolidated Balance Sheets
As of December 31, 2004 and 2003
	2004	2003
Assets
Cash and cash equivalents	$-	$6,622
Other assets	2,285	2,099
Total current assets	2,285	8,721
Equipment, net of accumulated depreciation of $21,845 and $19,459, respectively	3,819	6,204
Total Assets	$6,104	$14,925
Liabilities and Stockholders’ Deficit
Liabilities
Accounts payable and accrued liabilities	$1,253,417	$904,711
Accrued interest	307,544	177,129
Due to shareholders and officers, including convertible notes payable of $59,002 and $15,000, respectively	404,446	276,888
Notes payable	645,000	645,000
Total current liabilities	2,610,407	2,003,728
Stockholders’ Deficit
Preferred stock, cumulative 8%, $1 par value per share, 400,000 shares authorized, 10,000 shares issued and outstanding with a liquidation preference of $1 per share.	10,000	10,000
Common stock, $0.016 par value per share, 25,000,000 shares authorized, 9,433,625 and 9,333,625, respectively, shares issued and outstanding	150,938	149,338
Additional paid-in capital	294,249	245,849
Accumulated deficit	(3,059,490)	(2,393,990)
Total stockholders’ deficit	(2,604,303)	(1,988,803)
Total liabilities and stockholders’ deficit	$6,104	$14,925

 The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Operations
For the Years Ended December 31, 2004 and 2003

	2004	2003
Revenue	$9,698	$18,030
Operating expenses
Compensation and benefits	345,000	353,292
Other selling, general and administrative	188,265	223,118
Depreciation	2,386	2,872
Total operating expenses	535,651	579,282
Loss from operations	(525,953)	(561,252)
Other income (expense)
Interest expense to stockholders and officers	(29,939)	(19,657)
Interest expense	(109,608)	(84,958)
Gain from settlement of claims	-	1,092,592
Total other (expense) income	(139,547)	987,977
(Loss) income before provision for income taxes	(665,500)	426,725
Provision for income taxes	-	-
Net (loss) income	$(665,500)	$426,725
Basic and diluted net (loss) income per common share:
Basic and diluted net (loss) income per common share	$(0.07)	$0.05
Basic and diluted weighted average common shares	9,433,625	9,333,625

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Deficit
For the Years Ended December 31, 2004 and 2003

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2003	$10,000	$149,749	$245,849	$(2,820,715)	$(2,415,117)
Purchased Common Stock	-	(411)	-	-	(411)
Net income	-	-	-	426,725	426,725

Balance, December 31, 2003	10,000	149,338	245,849	(2,393,990)	(1,988,803)
Issued Common Stock	-	1,600	48,400	-	50,000
Net loss	-	-	-	(665,500)	(665,500)

Balance, December 31, 2004	$10,000	$150,938	$294,249	$(3,059,490)	$(2,604,303)

The accompanying notes are an integral part of these consolidated balance sheets.

MEGA GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004 and 2003

	2004	2003
Cash flow used in operating activities
Net (loss) income	$(665,500)	$426,725
Adjustment to reconcile changes in net assets to net cash flow from operating activities
Common stock issued for services	50,000
Depreciation and amortization	2,386	2,872
Accretion of discount	8,333	8,333
Bad debt expense	-	49,246
Gain on settlement of claims	-	(1,092,592)
Effect of changes in non-cash working capital balances
Other assets	(186)	(2,099)
Accounts payable and accrued liabilities	348,706	280,648
Accrued interest	130,414	119,821
Net cash flow used in operating activities	(125,847)	(207,046)
Cash flow from financing activities
Common stock purchased	-	(411)
Debt proceeds from stockholders and officers	172,827	55,996
Debt proceeds	-	185,000
Payments on debt to stockholders and officers	(53,602)	(31,973)
Net cash flow provided by financing activities	119,225	208,612
Change in cash and cash equivalents	(6,622)	1,566
Cash and cash equivalents, beginning of year	6,622	5,056
Cash and cash equivalents, end of year	$-	$6,622

Cash Paid for Interest	$-	$-
Cash Paid for Taxes	$-	$-
Non cash transactions
Common stock issued for payment of services	$50,000	-

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

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

Mega Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

1.        ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment

Equipment consists of furniture and equipment, is recorded at cost and is being depreciated using the straight-line method over the estimated useful lives of 5 to 7 years.

Income Taxes

The Company recognizes income taxes based on earnings in the financial statements. The Company also recognizes deferred income taxes for the difference in earnings reported for income tax purposes and financial reporting purposes. As of December 31, 2004 and 2003, the Company had provided a 100% valuation allowance on its net deferred tax asset, which was primarily from the Company’s net operating loss carry-forward, because the realization of the net deferred tax asset is likely not to be realized as a result of either change in control limitations or lack of income realized prior to expiration.

Concentrations

All 2004 and 2003 revenue was earned under a consulting agreement with one customer.

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

Mega Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

1.        ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated using the weighted average number of common shares plus dilutive common stock equivalents outstanding during the period. Anti-dilutive common stock equivalents are excluded. Common stock equivalents consist entirely of stock options.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Boards (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and it supersedes APB Opinion No.25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity in instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and Emerging Issues Task Force (“EITF”) Issues No.96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for acquiring, or in conjunction with selling, goods or services.” SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.

SFAS 123R requires companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. Additionally, excess tax benefits, as defined in SFAR 123R, will be recognized as an addition to paid-in capital and will be reclassified from operating cash flows to financing cash flows in the Consolidated Statements of Cash Flows.

The Company has transitioned to the fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under the modified prospective application, as it is applicable to the Company, SFAS No. 123 (R) applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not yet been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of, or the periods after, adoption of SFAS No. 123 (R). The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures provided by the Company.

Mega Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

1.        ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

FASB issued in December 2004, SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets in APB 29 an replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 will be effective for nonmonetary exchanges occurring in the fiscal periods beginning after June 15, 2005. The Company anticipates that adoption of SFAS 153 will not have a material impact on its net income or financial condition.

In November 2004, the FASB issued SFAS No.151,”Inventory Costs-an amendments of ARB No.43, Chapter 4” (“SFAS 151”). SFAS 151 requires that “abnormal” amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current -period charges. In addition, the allocation of fixed production overhead to cost of conversion is required to be based on the normal capacity of the production facilities. SFAS 151 is effective prospectively for financial statements for fiscal years beginning after June 15, 2005. The Company anticipates that adoption of SFAS 151 will not have a material impact on its net income or financial condition.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No.154, Accounting Change and Error Corrections, which is effective for fiscal years beginning after December 15, 2005. The Company has not implemented this standard and does not expect it to have a material impact on the financial statements.

2.        GOING CONCERN

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to obtain additional financing, to generate sufficient cash flows to meet its obligations on a timely basis, and ultimately to attain profitability.

As of December 31, 2004, the Company has a deficiency in stockholders’ equity and a working capital deficit of approximately $2,604,000. The Company has not been successful to date in executing its business plan and there are no guarantees that it will be successful in implementing it in the future. The Company has not generated significant revenue from its business plan and has primarily relied upon contributions and loans from shareholders to fund operations. The Company will require significant new capital funding to implement the business plan and to satisfy the Company’s cash requirements for the next twelve months. There are no guarantees the Company’s shareholders will continue to fund operations or that there is a viable market for the Company to raise the required capital. The Company is in default on the majority of its debt and is significantly delinquent on amounts owed to vendors and employees. The Company will require capital funding in order to fund the capital deficit. The Company is delinquent in all required income tax filings for the years ending December 31, 2003, 2004, and 2005.

Mega Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

2.        GOING CONCERN, continued

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

3.        DUE TO STOCKHOLDER AND OFFICERS

The Company owes a stockholder $155,319 and $146,986 as of December 31, 2004 and 2003, respectively, of which $24,114 is a note payable for redemption of common shares and $131,205 and $122,872 was for expenses paid by the stockholder on the Company’s behalf. The $24,114 obligation bears interest at 6% and is due June 15, 2000. The Company is in default on this note. The Company originally owed a stockholder $139,538 (Stockholder Obligation) for expenses paid on the Company’s behalf. The Stockholder Obligations has no specified terms for interest or repayment. The Stockholder Obligation was discounted by $25,000 based on a 6% discount rate during the year ending December 31, 2003 based on the Company repaying the stockholder in the year ending December 31, 2006. The Stockholder Obligation is being amortized into the liability through interest expense. For each of the years ending December 31, 2004 and 2003, the Stockholder Obligation accreted by $8,333.

Mega Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

3.        DUE TO STOCKHOLDER AND OFFICERS, continued

Notes Payable

The Company is obligated under notes payable totaling $249,127 and $127,902 as of December 31, 2004 and 2003, respectively to certain of our stockholders and officers. These obligations are described in detail in Note 5.

4.        LOANS RECEIVABLE

The Company has made informal loans to and incurred various expenses on behalf of investment brokers with whom the Company shares its office space. These loans totaled $23,026 and $21,571 as of December 31, 2004 and 2003, respectively. However, the Company has provided an allowance for the entire amount as collection is uncertain.

5.        LONG-TERM DEBT

As of December 31, 2004 and 2003, debt consisted of the following:

	2004	2003
Note payable to a stockholder and officer, unsecured, bearing interest at 15%, due January 2004. The Company is in default on this note, and accordingly, it is classified as a current liability.	$179,825	$51,000

Note payable to a stockholder and officer, unsecured, bearing interest at 5%, due May 2004. The Company is in default on this note, and accordingly, it is classified as a current liability.	2,500	2,500

Note payable to a stockholder and officer, unsecured, bearing interest at 15%, due December 2003. The Company is in default on this note, and accordingly, it is classified as a current liability.	7,800	61,402

Note payable to a stockholder and officer of the Company, unsecured, convertible into common shares at a conversion price of $ 0.3333 per share due on January 2004, bearing interest at 15%. The Company is in default on this note, and accordingly, it is classified as a current liability.	59,002	15,000
Total amount payable to officers	249,127	129,902

Note payable to a stockholder of the Company for redemption of the Company’s common shares, unsecured, bearing interest at 6%, due June 15, 2000. The Company is in default on this note, and accordingly, it is classified as a current liability.	24,114	24,114
Total amount payable to stockholders and officers	273,241	154,016

Note payable to an individual for a cash loan, unsecured, bearing interest at 12%. The noteholder insists the loan is in default, and accordingly, it is classified as a current liability.	100,000	100,000

Mega Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

5.        LONG-TERM DEBT, continued

Note payable, unsecured, bearing interest at 12.5%, due June 2003. The Company is in default on this note and, accordingly, it is classified as a current liability.	60,000	60,000

Working capital notes payable to Matah Holding, LLC, bearing interest at 12%, due April 14, 2003. The Company is in default on the obligation, and, accordingly, it is classified as a current liability.	485,000	485,000
Total	918,241	799,016
Less: Current portion	918,241	799,016
Net long-term debt	$-	$-

During the years ending December 31, 2004 and 2003, the Company sold $172,827 ($44,002 is convertible) and $185,000 respectively of notes payable in a private offering. The convertible notes are convertible prior to the maturity date of the note at the holder’s option at a price of $0.3333 per share.

During the years ending December 31, 2004 and 2003, the Company incurred $139,547 and $104,615 respectively, of interest expense.

6.        STOCKHOLDERS’ DEFICIT

Preferred stock

The Company has suspended the payment of dividends on the 8% cumulative preferred stock. As a result, although recorded in the accompanying consolidated financial statements, the Company is in arrears in payment of the dividends for all years 1993 through 2004. As of December 31, 2004 and 2003, the aggregate amount in arrears was $9,600 and $8,800, respectively. Upon any voluntary liquidation, dissolution or winding up of the Company, preferred stockholders are entitled, before any distribution shall be made to common stockholders, to be paid out an amount equal to $1.00 per preferred share plus any accrued but unpaid dividends.

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

Mega Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

6.        STOCKHOLDERS’ DEFICIT, continued

Common stock issued

During the year ended December 31, 2004, the Company issued 100,000 shares of common stock for services valued at $50,000 by the vendor.

Convertible Debt

As of December 31, 2004 and 2003, the Company has $59,002 and $15,000, respectively of convertible notes payable. These notes plus accrued interest can be converted at the holder’s option at a price of $0.3333 per share prior to the maturity of the notes payable.

7.        INCOME TAX

The Company’s provision for income taxes for the years ended December 31, 2004 and 2003 is summarized as follows:

	2004	2003
Taxes currently payable	$-	$-
Deferred taxes- Federal	(208,524)	147,611
Deferred taxes- State	(26,311)	18,625
Increase (decrease) in valuations on deferred tax asset	234,835	(166,236)
Income tax expense for the year	$-	$-

A reconcilement of the difference between statutory Federal income tax rate and the effective tax rate for the Company is as follows:

	2004	2003
Federal income tax	$(209,814)	$145,087
State income taxes, net of Federal income tax effect	(26,227)	18,307
Utilization of operating loss carry-forward	-	(166,236)
Other	3,703	2,842
Tax provision	(232,338)	-
Increase in valuation allowance	232,338	-
Net tax provision	$-	$-

The significant component of the Company’s deferred tax assets are net operating losses of approximately $1.4 million and $1.7 million as of December 31, 2004 and 2003. The Company has provided a 100% valuation allowance on its net deferred tax asset as the realization of the asset is likely not to occur as a result of either change in control limitations or lack of income realized prior to expiration. As of December 31, 2004, net operating loss of approximately $4,525,000 is available to offset future taxable income and expires as follows:

Mega Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

7.        INCOME TAXES, continued

Expiring December 31,	Amount
2005	$903,000
2006	132,000
2007	513,000
2008	76,000
2009	51,000
2010	123,000
2011	274,000
2012	68,000
2018	89,000
2019	100,000
2020	313,000
2021	587,000
2022	681,000
2024	615,000
Total	$4,525,000

Subsequent to year end, $903,000 of net operating losses expired.

8.        COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space and equipment under non-cancelable operating leases. Future minimum rental commitments under existing operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004 is as follows:

Year Ending December 31	Amount
2005	$29,404
2006	28,745
2007	29,607
2008	30,791
2009	7,773
Total	$126,320

During the years ended December 31, 2004 and 2003, the Company incurred $23,849 and $20,161 respectively, of rent expense.

Mega Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

8.        COMMITMENTS AND CONTINGENCIES, continued

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

Mega Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

8.        COMMITMENTS AND CONTINGENCIES, continued

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