Form 10QSB
period 2005-03-31
MEGA GROUP INC
filed 2006-07-24
CIK 828942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                   FORM 1O-QSB

                                    ---------

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

      APLLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,516,959 of common stock (including 75,302 shares held of record by our wholly-owned subsidiary), as of July 15, 2006.

      Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TABLE OF CONTENTS

MEGA GROUP, INC. AND SUBSIDIARY

                                      INDEX
                                      -----


PART I.         FINANCIAL INFORMATION

       ITEM 1.  Financial Statements

                Consolidated Balance Sheets- March 31, 2005 (Unaudited) and December 31, 2004                      1

                Consolidated Statements of Operations (Unaudited) Three Months Ended March 31, 2005 and
                2004                                                                                               2

                Consolidated Statements of Cash Flows (Unaudited) Three Months Ended March 31, 2005 and
                2004                                                                                               3

                Notes to Unaudited Consolidated Financial Statements                                               4

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              7

       ITEM 3.  Controls and Procedures                                                                            7

PART II.        OTHER INFORMATION                                                                                  8

SIGNATURES                                                                                                        10

MEGA GROUP INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

                                                                           MARCH 31,
                                                                              2005             DECEMBER
                                                                          (UNAUDITED)          31, 2004
                                                                          -----------         -----------
                                     ASSETS
Cash and cash equivalents                                                 $    12,907         $        --
Other assets                                                                    2,285               2,285
                                                                          -----------         -----------
   Total current assets                                                        15,192               2,285
Equipment, net of accumulated depreciation of $22,392 and $21,845,
respectively                                                                    3,272               3,819
                                                                          -----------         -----------
       TOTAL ASSETS                                                       $    18,464         $     6,104
                                                                          ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
   Accounts payable and accrued liabilities                               $ 1,352,488         $ 1,253,417
   Accrued interest                                                           344,116             307,544
   Due to shareholders and officers, including convertible notes
   payable, $56,602 and $59,002, respectively                                 359,529             404,446
   Notes payable, including convertible notes of $80,000 and $0,
   respectively                                                               725,000             645,000
                                                                          -----------         -----------
       TOTAL CURRENT LIABILITIES                                            2,781,133           2,610,407
                                                                          -----------         -----------

STOCKHOLDERS' DEFICIT
   Preferred stock, cumulative 8%, $1 par value per share, 400,000 shares authorized, 10,000 shares issued and outstanding with a
   liquidation preference of $1 per share                                      10,000              10,000

   Common stock, $0.016 par value per share, 25,000,000 shares authorized, 9,516,959 and 9,433,625, respectively, issued and
   outstanding                                                                152,271             150,938
   Additional paid-in capital
                                                                              294,249             294,249
   Accumulated deficit

                                                                           (3,219,189)         (3,059,490)
                                                                          -----------         -----------
       Total stockholders' deficit                                         (2,604,303)         (2,762,669)
                                                                          -----------         -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $    18,464         $     6,104
                                                                          ===========         ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          CONSOLIDATED BALANCE SHEETS.

MEGA GROUP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

                                                                2005                  2004
                                                             (UNAUDITED)           (UNAUDITED)
                                                             -----------           -----------
REVENUE                                                      $        --           $        --
                                                             -----------           -----------
OPERATING EXPENSES
   Compensation and benefits                                      86,250                86,250
   Other selling, general and administrative                      34,247                27,973
   Depreciation                                                      547                   547
                                                             -----------           -----------
TOTAL OPERATING EXPENSES                                         121,044               114,770
                                                             -----------           -----------
LOSS FROM OPERATIONS                                            (121,044)             (114,770)
                                                             -----------           -----------
OTHER EXPENSE
   Interest expense to stockholders and officers                  11,630                 7,091
   Interest expense                                               27,025                25,025
                                                             -----------           -----------
TOTAL OTHER EXPENSE                                               38,655                32,116
                                                             -----------           -----------
LOSS BEFORE PROVISION FOR INCOME TAXES                          (159,699)             (146,886)
PROVISION FOR INCOME TAXES                                            --                    --
                                                             -----------           -----------
   Net loss                                                  $  (159,699)          $  (146,886)
                                                             ===========           ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE:
   Basic and diluted net loss per common share               $     (0.02)          $     (0.02)
                                                             ===========           ===========
   Basic and diluted weighted average common shares            9,516,959             9,333,625
                                                             ===========           ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

MEGA GROUP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

                                                                                         2005                2004
                                                                                      (UNAUDITED)         (UNAUDITED)
                                                                                      ----------          ----------
CASH FLOW FROM OPERATING ACTIVITIES
    Net loss                                                                          $ (159,699)         $ (146,886)
ADJUSTMENT TO RECONCILE CHANGES IN NET ASSETS TO NET CASH FLOW
FROM OPERATING ACTIVITIES
    Depreciation                                                                             547                 547
    Accretion of discount                                                                  2,083               2,083
    EFFECT OF CHANGES IN NON-CASH WORKING CAPITAL BALANCES
    Accounts payable and accrued liabilities                                              99,071             107,601
    Accrued interest                                                                      36,572              30,033
                                                                                      ----------          ----------
NET CASH FLOW USED IN OPERATING ACTIVITIES                                               (21,426)             (6,622)
                                                                                      ----------          ----------
CASH FLOW FROM FINANCING ACTIVITIES
   Common stock issued                                                                     1,333                  --
   Debt proceeds                                                                          80,000                  --
   Payments on debt to stockholders and officers                                         (47,000)                 --
                                                                                      ----------          ----------
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES                                            34,333                  --
                                                                                      ----------          ----------
Change in cash and cash equivalents                                                       12,907              (6,622)
Cash and cash equivalents, beginning of period                                                --               6,622
                                                                                      ----------          ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $   12,907          $       --
                                                                                      ----------          ----------
CASH PAID FOR INTEREST                                                                $       --          $       --
                                                                                      ----------          ----------
CASH PAID FOR TAXES                                                                   $       --          $       --
                                                                                      ==========          ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

MEGA GROUP INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005


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

2.   INTERIM            The accompanying unaudited consolidated financial
     FINANCIAL          statements of the Company have been prepared in
     PRESENTATION       accordance with accounting principles generally accepted
                        in the United States of America for interim financial information and with the instructions to From 10-QSB.
                        Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other period. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company's
                        Annual Report on Form 10-KSB for the year ended December
                        31, 2004.

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

MEGA GROUP INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005


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

3.   FINANCIAL          As of March 31, 2005, the Company has a deficiency in
     CONDITION          stockholders' equity and a working capital deficit of
                        approximately $2,762,000. The Company has not been successful to date in executing its business plan and there are no guarantees that it will be successful in implementing it in the future. The Company has not generated significant revenue from its business plan and has primarily relied upon contributions and loans from shareholders to fund operations. The Company will require significant new capital funding to implement the business plan and to satisfy the Company's cash requirements for the next twelve months. There are no guarantees the Company's shareholders will continue to fund operations or that there is a viable market for the Company to raise the required capital. The Company is in default on the majority of its debt and is significantly delinquent on amounts owed to vendors and employees. The
                        Company will require capital funding in order to fund the capital deficit. The Company is delinquent in all required tax filings for the years ending December 31, 2003, 2004, and 2005.

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

MEGA GROUP INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005


4.   RELATED PARTY      The Company owes certain of our stockholders $359,529
     TRANSACTIONS       and $404,446 as of March 31, 2005 and December 31, 2004,
                        respectively of which $226,241 and $273,241 are notes payable and $133,288 and $131,205 was for expenses paid by the stockholder on the Company's behalf. The Company is in default on all notes payable. The Company originally owed a stockholder $139,538 (Stockholder
                        Obligation) for expenses paid on the Company's behalf.
                        The Stockholder Obligations has no specified terms for interest or repayment. The Stockholder Obligation was discounted by $25,000 based on a 6% discount rate during the year ending December 31, 2003 based on the Company repaying the stockholder in the year ending December 31, 2006. The Stockholder Obligation is being amortized into the liability through interest expense. For each of the periods ending March 31, 2005 and 2004, the Stockholder
                        Obligation accreted by $2,083.

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

               GENERAL- THREE MONTHS ENDED MARCH 31, 2005 AND 2004

During the first quarter 2005 and 2004, we generated no revenue and we realized a net loss of $159,699 and $146,886, respectively. We had operating expenses in the total amount of $121,044 and $114,770, respectively, and interest expenses of $38,655 and $32,116, respectively. The increases in operating expenses were primarily a result of inflationary factors. Interest expense increased as a result of borrowings made during the year ended December 31, 2004. During the first quarter 2005, we sustained operations substantially through private borrowings received in 2004.

                               FINANCIAL CONDITION

Our cash position increased from $0 at December 31, 2004 to $12,907 at March 31, 2005 primarily due from private debt fundings. We have applied a 100% valuation allowance for our net deferred tax assets of approximately $4,685,000, which is primarily from our net operating loss carry-forward, because the realization of the net deferred tax asset is likely not to be realized as a result of either change in control limitations or lack of income prior to expiration.

Our total liabilities increased from $2,610,407 as of December 31, 2004 to $2,781,133 as of March 31, 2005 as a result of withholding payments to vendors, employees, and debt holders. As of March 31, 2005 the Company has a deficiency in stockholders' equity and working capital of approximately $2,762,000. In addition, the Company is in default on the majority of our notes payable and is significantly delinquent in amounts owed to vendors and employees. We have and will continue to primarily rely upon private debt offerings and stockholder contributions to fund liquidity requirements. There is no guarantee that stockholders will continue to fund operations or that there is a viable market for us to raise equity or debt in the future. We plan to fund the deficiency by implementation of our business plan and through additional equity fundings.

As of March 31, 2005, the Company has capital resources, primarily made up of cash and cash equivalents of $12,907. The Company is committed to pay approximately $118,500 as part of a non-cancelable lease agreement over the next five years. The Company is in default or has debt coming due in 2005 of approximately $951,000. Additionally, the Company has approximately $344,000 of accrued and unpaid interest related to the debt required to be paid in 2005. The Company plans to raise capital through equity and debt means to fulfill these capital requirements. There is no guarantee that there is a viable market for us to raise the required equity or debt in the future.

ITEM 3. CONTROLS AND PROCEDURES

The Company's management, under supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) for the period ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has entered into routine proceedings incidental to its business, and does expect that these proceedings will have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES


      Note payable to a  stockholder  and  officer,  unsecured,  bearing  interest at 15%, due
      December  2003.  The Company is delinquent in payments and  accordingly is in default on
      this note.                                                                                     $        143,025

      Note payable to a stockholder and officer,  unsecured,  bearing  interest at 5%, due May
      2004.  The Company is in default on this note,  and  accordingly,  it is classified as a
      current liability.                                                                                        2,500

      Note payable to a stockholder and officer of the Company,  unsecured,  convertible  into common shares at a conversion price of $ 0.3333 per share due on December 2003,  bearing interest at 15%. The Company is delinquent in payments and  accordingly is in default on
      this note.                                                                                               56,602
                                                                                                        -------------

     Total amount payable to officers                                                                         202,127

      Note payable to a stockholder  of the Company for  redemption  of the  Company's  common shares, unsecured,  bearing interest at 6%, due June 15, 2000. The Company is delinquent
      in payments and accordingly is in default on this note.                                                  24,114
                                                                                                        -------------

      Total amount payable to stockholders and officers                                                       226,241

      Note payable to an individual for a cash loan,  unsecured,  bearing interest at 12%. The
      Company is delinquent in payments and accordingly is in default on this note.                           100,000

      Note  payable,  unsecured,  bearing  interest  at 12.5%,  due June 2003.  The Company is
      delinquent in payments and accordingly is in default on this note.                                       60,000

      Working capital notes payable to Matah Holding,  LLC, bearing interest at 12%, due April
      14, 2003.  The Company is delinquent in payments and  accordingly  is in default on this
      note.                                                                                                   485,000

      Note  payable,  unsecured,  convertible  into common  shares of stock of Mega Group at a conversion  price of $0.3333 per share,  bearing  interest at 10%, due January 2006. The
      Company is delinquent in payments and accordingly is in default on this note.                            10,000

      Note  payable,  unsecured,  convertible  into common  shares of stock of Mega Group at a conversion  price of $0.3333 per share,  bearing  interest at 10%, due January 2006. The
      Company is delinquent in payments and accordingly is in default on this note.                            20,000

      Note  payable,  unsecured,  convertible  into common  shares of stock of Mega group at a conversion  price of $0.3333 per share,  bearing  interest at a 10%,  due January  2006.
      The Company is delinquent in payments and accordingly is in default on this note.                        50,000
                                                                                                        -------------
     TOTAL                                                                                              $     951,241
                                                                                                        =============

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