Form 10QSB
period 2005-09-30
MEGA GROUP INC
filed 2006-07-24
CIK 828942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                   FORM 1O-QSB

                                    ---------


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

TABLE OF CONTENTS

MEGA GROUP, INC. AND SUBSIDIARY

                                      INDEX
                                      -----

PART I.         FINANCIAL INFORMATION

       ITEM 1.  Financial Statements

                Consolidated Balance Sheets- September 30, 2005 (Unaudited) and December 31, 2004                  1

                Consolidated Statements of Operations (Unaudited) Three Months Ended September 30, 2005
                and 2004                                                                                           2

                Consolidated Statements of Operations (Unaudited) Nine Months ended September 30, 2005 and
                2004                                                                                               3

                Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2005 and
                2004                                                                                               4

                Notes to Unaudited Consolidated Financial Statements                                               5

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              8

       ITEM 3.  Controls and Procedures                                                                            8

PART II.        OTHER INFORMATION                                                                                  9

SIGNATURES                                                                                                        11

MEGA GROUP INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                                                           SEPTEMBER
                                                                            30, 2005          DECEMBER 31,
                                                                          (UNAUDITED)             2004
                                                                          -----------         -----------
                                     ASSETS
Cash and cash equivalents                                                 $        --         $        --
Other assets                                                                    2,285               2,285
                                                                          -----------         -----------
     Total current assets                                                       2,285               2,285

Equipment, net of accumulated depreciation of $23,486 and $21,845
respectively                                                                    2,178               3,819
                                                                          -----------         -----------
     TOTAL ASSETS                                                         $     4,463         $     6,104
                                                                          ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
   Accounts payable and accrued liabilities                               $ 1,606,261         $ 1,253,417
   Accrued interest                                                           417,864             307,544
   Due to shareholders and officers, including convertible notes
   payable of $56,602 and $59,002, respectively                               363,695             404,446
   Notes payable, including convertible notes of $80,000 and $0,
   respectively                                                               725,000             645,000
                                                                          -----------         -----------
      TOTAL CURRENT LIABILITIES                                             3,112,820           2,610,407
                                                                          -----------         -----------

STOCKHOLDERS' DEFICIT
   Preferred stock, cumulative 8%, $1 par value per share, 400,000 shares authorized, 10,000 shares issued and outstanding with a
   liquidation preference of $1 per share                                      10,000              10,000
   Common stock, $0.016 par value per share, 25,000,000 shares authorized, 9,516,959 and 9,433,625, respectively shares issued
   and outstanding                                                            152,271             150,938
   Additional paid-in capital                                                 294,249             294,249
   Accumulated deficit                                                     (3,564,877)         (3,059,490)
                                                                          -----------         -----------
     Total stockholders' deficit                                           (3,108,357)         (2,604,303)
                                                                          -----------         -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $     4,463         $     6,104
                                                                          ===========         ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          CONSOLIDATED BALANCE SHEETS.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

                                                               2005               2004
                                                           (UNAUDITED)         (UNAUDITED)
                                                           -----------         -----------
 REVENUE                                                   $        --         $        --
                                                           -----------         -----------
 OPERATING EXPENSES

   Compensation and benefits                                    86,250              86,250

   Other selling, general and administrative                    51,371              41,960

   Depreciation                                                    547                 547
                                                           -----------         -----------
 TOTAL OPERATING EXPENSES                                      138,168             128,757
                                                           -----------         -----------
 LOSS FROM OPERATIONS                                         (138,168)           (128,757)
                                                           -----------         -----------
 OTHER EXPENSE

   Interest expense to stockholders and officers                12,234              12,232

   Interest expense                                             27,205              25,025
                                                           -----------         -----------
TOTAL OTHER EXPENSE                                             39,259              37,257
                                                           -----------         -----------
LOSS BEFORE PROVISION FOR INCOME TAXES                        (177,427)           (166,014)

PROVISION FOR INCOME TAXES                                          --                  --
                                                           -----------         -----------
   Net loss                                                $  (177,427)        $  (166,014)
                                                           ===========         ===========
 ASIC AND DILUTED NET LOSS PER COMMON SHARE:

   Basic and diluted net loss per common share             $     (0.02)        $     (0.02)
                                                           ===========         ===========
   Basic and diluted weighted average common shares          9,516,959           9,433,625
                                                           ===========         ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          CONSOLIDATED BALANCE SHEETS.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                  2005                  2004
                                                              (UNAUDITED)           (UNAUDITED)
                                                              -----------           -----------
 REVENUE                                                      $        --           $        --
                                                              -----------           -----------
 OPERATING EXPENSES

     Compensation and benefits                                    258,750               258,750

     Other selling, general and administrative                    128,427               104,899

     Depreciation                                                   1,641                 1,641
                                                              -----------           -----------
TOTAL OPERATING EXPENSES                                          388,818               365,290
                                                              -----------           -----------
LOSS FROM OPERATIONS                                             (388,818)             (365,290)
                                                              -----------           -----------
OTHER EXPENSE

     Interest expense to stockholders and officers                 35,494                26,414

     Interest expense                                              81,075                75,075
                                                              -----------           -----------
TOTAL OTHER EXPENSE                                               116,569               101,489
                                                              -----------           -----------
LOSS BEFORE PROVISION FOR INCOME TAXES                           (505,387)             (466,779)

PROVISION FOR INCOME TAXES                                             --                    --
                                                              -----------           -----------
Net loss                                                      $  (505,387)          $  (466,779)
                                                              ===========           ===========
BASIC AND DILUTIVE NET LOSS PER COMMON SHARE:

   Basic and dilutive net loss per common share               $     (0.05)          $     (0.05)
                                                              ===========           ===========
   Basic and dilutive weighted average common shares            9,516,959             9,433,625
                                                              ===========           ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          CONSOLIDATED BALANCE SHEETS.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                                         2005               2004
                                                                                     (UNAUDITED)         (UNAUDITED)
                                                                                     -----------         -----------
CASH FLOW FROM OPERATING ACTIVITIES

Net loss                                                                             $  (505,387)        $  (466,779)

ADJUSTMENT TO RECONCILE CHANGES IN NET ASSETS TO NET CASH FLOW
FROM OPERATING ACTIVITIES

   Depreciation                                                                            1,641               1,641

   Accretion of discount and other                                                         6,249               6,249

   EFFECT OF CHANGES IN NON-CASH WORKING CAPITAL BALANCES

   Accounts payable and accrued liabilities                                              352,844             236,202

   Accrued interest                                                                      110,320              95,240
                                                                                     -----------         -----------
Net cash flow used in operating activities                                               (34,333)           (127,447)
                                                                                     -----------         -----------
CASH FLOW FROM FINANCING ACTIVITIES

Common stock issued                                                                        1,333               1,600

Debt proceeds                                                                             80,000             172,827

Payments on debt to stockholders and officers                                            (47,000)            (53,602)
                                                                                     -----------         -----------
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES                                            34,333             120,825
                                                                                     -----------         -----------
Change in cash and cash equivalents                                                           --              (6,622)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                --               6,622
                                                                                     -----------         -----------
CASH AND CASH EQUIVALENTS, END PERIOD                                                $        --         $
                                                                                     ===========         ===========
CASH PAID FOR INTEREST                                                               $        --         $        --
                                                                                     ===========         ===========
CASH PAID FOR TAXES                                                                  $        --         $        --
                                                                                     ===========         ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          CONSOLIDATED BALANCE SHEETS.

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005


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

2.   INTERIM            The accompanying unaudited consolidated financial
     FINANCIAL          statements of the Company have been prepared in
     PRESENTATION       accordance with accounting principles generally accepted
                        in the United States of America for interim financial information and with the instructions to From 10-QSB.
                        Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other period. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company's
                        Annual Report on Form 10-KSB for the year ended December
                        31, 2004.

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

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005


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

3.   FINANCIAL          As of September 30, 2005, the Company has a deficiency
     CONDITION          in stockholders' equity and a working capital deficit of
                        approximately $3,108,000. The Company has not been successful to date in executing its business plan and there are no guarantees that it will be successful in implementing it in the future. The Company has not generated significant revenue from its business plan and has primarily relied upon contributions and loans from shareholders to fund operations. The Company will require significant new capital funding to implement the business plan and to satisfy the Company's cash requirements for the next twelve months. There are no guarantees the Company's shareholders will continue to fund operations or that there is a viable market for the Company to raise the required capital. The Company is in default on the majority of its debt and is significantly delinquent on amounts owed to vendors and employees. The
                        Company will require capital funding in order to fund the capital deficit. The Company is delinquent in all required tax filings for the years ending December 31, 2003, 2004, and 2005.

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

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005


4.   RELATED PARTY      The Company owes certain of our stockholders $363,695
     TRANSACTIONS       and $404,446 as of September 30, 2005 and December 31,
                        2004, respectively of which $226,241 and $273,241 are notes payable and $137,454 and $131,205 was for expenses paid by the stockholder on the Company's behalf. The
                        Company is in default on all notes payable. The Company originally owed a stockholder $139,538 (Stockholder
                        Obligation) for expenses paid on the Company's behalf.
                        The Stockholder Obligations has no specified terms for interest or repayment. The Stockholder Obligation was discounted by $25,000 based on a 6% discount rate during the year ending December 31, 2003 based on the Company repaying the stockholder in the year ending December 31, 2006. The Stockholder Obligation is being amortized into the liability through interest expense. For each of the periods ending September 30, 2005 and 2004, the Stockholder Obligation accreted by $6,249.

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

             GENERAL- NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

During the first nine months of 2005 and 2004, we generated no revenue and we realized a net loss of $505,387 and $466,779, respectively. We had operating expenses in the total amount of $388,818 and $365,290, respectively, and interest expenses of $116,569 and $101,489 respectively. The increase in operating expenses was primarily a result of inflationary factors. Interest expense increased as a result of borrowings made during the year ended December 31, 2004. During the first nine months of 2005, we sustained operations substantially through private borrowings received in 2003.

                               FINANCIAL CONDITION

Our cash position remained $0 from December 31, 2003 to September 30, 2005 primarily due to use of cash to fund operating expenses. We have applied a 100% valuation allowance for our net deferred tax assets of approximately $5,030,000 which is primarily from our net operating loss carry-forward, because the realization of the net deferred tax asset is likely not to be realized as a result of either change in control limitations or lack of income prior to expiration.

Our total liabilities increased from $2,610,407 as of December 31, 2004 to $3,112,820 as of September 30, 2005 as a result of withholding payments to vendors, employees, and debt holders. As of September 30, 2005, the Company has a deficiency in stockholders' equity and working capital of approximately $3,108,000. In addition, the Company is in default on the majority of our notes payable and is significantly delinquent in amounts owed to vendors and employees. We have and will continue to primarily rely upon private debt offerings and stockholder contributions to fund liquidity requirements. There is no guarantee that stockholders will continue to fund operations or that there is a viable market for us to raise equity or debt in the future. We plan to fund the deficiency by implementation of our business plan and through additional equity fundings.

As of September 30, 2005, the Company has no capital resources. The Company is committed to pay approximately $103,500 as part of a non-cancelable lease agreement over the next five years. The Company is in default or has debt coming due in 2005 of approximately $951,000. Additionally, the Company has approximately $418,000 of accrued and unpaid interest related to the debt required to be paid in 2004. The Company plans to raise capital through equity and debt means to fulfill these capital requirements. There is no guarantee that there is a viable market for us to raise the required equity or debt in the future.

ITEM 3. CONTROLS AND PROCEDURES

The Company's management, under supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) for the period ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has entered into routine proceedings incidental to its business, and does expect that these proceedings will have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES


 Note payable to a  stockholder  and  officer,  unsecured,  bearing  interest at 15%, due
 December  2003.  The Company is delinquent in payments and  accordingly is in default on
 this note.                                                                                        $   143,025

 Note payable to a stockholder and officer,  unsecured,  bearing  interest at 5%, due May
 2004.  The Company is in default on this note,  and  accordingly,  it is classified as a
 current liability.                                                                                      2,500

 Note payable to a stockholder and officer of the Company,  unsecured,  convertible  into common shares at a conversion price of $ 0.3333 per share due on December 2003,  bearing interest at 15%. The Company is delinquent in payments and  accordingly is in default on
 this note.                                                                                             56,602

                                                                                                   -----------
Total amount payable to officers                                                                       202,127

 Note payable to a stockholder  of the Company for  redemption  of the  Company's  common shares, unsecured,  bearing interest at 6%, due June 15, 2000. The Company is delinquent
 in payments and accordingly is in default on this note.                                                24,114

                                                                                                   -----------
 Total amount payable to stockholders and officers                                                     226,241

 Note payable to an individual for a cash loan,  unsecured,  bearing interest at 12%. The
 Company is delinquent in payments and accordingly is in default on this note.                         100,000

 Note  payable,  unsecured,  bearing  interest  at 12.5%,  due June 2003.  The Company is
 delinquent in payments and accordingly is in default on this note.                                     60,000

 Working capital notes payable to Matah Holding,  LLC, bearing interest at 12%, due April
 14, 2003.  The Company is delinquent in payments and  accordingly  is in default on this
 note.                                                                                                 485,000

 Note  payable,  unsecured.  Convertible  into common  shares of stock of Mega group at a conversion  price of $0.3333  per share,  bearing  interest  at 10%,  due Jan 2006.  The
 Company is delinquent in payments and accordingly is in default on this note.                          10,000

 Note  payable,  unsecured.  Convertible  into common  shares of stock of Mega group at a conversion  price of $0.3333  per share,  bearing  interest  at 10%,  due Jan 2006.  The
 Company is delinquent in payments and accordingly is in default on this note.                          20,000

 Note  payable,  unsecured.  Convertible  into common  shares of stock of Mega group at a conversion  price of $0.3333  per share,  bearing  interest  at 10%,  due Jan 2006.  The
 Company is delinquent in payments and accordingly is in default on this note                           50,000
                                                                                                   -----------

 TOTAL                                                                                             $   951,241
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