Form 10KSB
period 2005-12-31
MEGA GROUP INC
filed 2006-07-24
CIK 828942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of December 31, 2005: 9,516,959 Shares of common stock, $.016 par value.

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
PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

According to our transfer agent, there were 153 record holders of our common stock on December 31, 2005. It was listed on the OTC Bulletin Board until January 10, 2000. Since then it has traded in the over-the-counter market and been quoted in the “pink sheets,” and accordingly the public trading market for our common stock is limited. As a result of our delinquencies in required filings, the SEC has stopped all trading of our securities. The range of the high and low bid prices for each quarter within the last two fiscal years, according to information provided by the electronic quotations service of Pink Sheets LLC, follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2004	$1.30	$.25
June 30, 2004	$3.00	$.35
September 30, 2004	$1.05	$.25
December 31, 2004	$.50	$.16
March 31, 2005	$1.05	$.21
June 30, 2005	$1.00	$.21
September 30, 2005	$1.00	$.22
December 31, 2005	$.75	$.25

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

The following table provides information, as of December 31, 2005, concerning the number of shares of our common stock issuable under options then outstanding:

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

Results of Operations

During the fiscal years ended December 31, 2005 and 2004, we generated nominal revenues of $9,000. During the years ended December 31, 2005 and 2004, we realized a net loss of $672,601 and $665,500, respectively after revenue of $9,000, operating expenses in the total amount of $518,424 and $535,651, respectively, and interest expenses of $163,240 and $139,547, respectively. The increases in operating expenses were primarily a result of inflationary factors. Interest expense increased as a result of borrowings made during the year ended December 31, 2005. During the fiscal year period ended December 31, 2005, we sustained operations substantially through private borrowings in the aggregate amount of $258,000, of which $100,000 was funded and $47,000 was repaid from stockholders and officers of the Company.

Financial Condition, Liquidity and Capital Resources

Our cash position increased from $0 at December 31, 2004 to $136,634 at December 31, 2005 primarily due to private borrowings and from withholding payments to vendors, employees, and debt holders. We have applied a 100% valuation allowance for our net deferred tax assets of approximately $4,292,000, which is primarily from our net operating loss carry-forward, because the realization of the net deferred tax asset is likely not to be realized as a result of either change in control limitations or lack of income prior to expiration.

Our total liabilities increased from $2,610,407 as of December 31, 2004 to $3,389,955 as of December 31, 2005 as a result of private borrowings, and withholding payments to vendors, employees, and debt holders.

As of December 31, 2005 the Company has a deficiency in stockholders’ equity and working capital of approximately $3,249,000. In addition, the Company is in default on the majority of our notes payable and is significantly delinquent in amounts owed to vendors and employees. We have and will continue to primarily rely upon private debt offerings and stockholder contributions to fund liquidity requirements. There is no guarantee that stockholders will continue to fund operations or that there is a viable market for us to raise equity or debt in the future. We plan to fund the deficiency by implementation of our business plan and through additional equity fundings.

As of December 31, 2005, the Company has capital resources, primarily made up of cash and cash equivalents of $136,634. The Company is committed to pay approximately $97,000 as part of a non-cancelable lease agreement over the next four years. The Company is in default or has debt coming due in 2006 of approximately $1,176,000. Additionally, the Company has approximately $458,000 of accrued and unpaid interest related to the debt required to be paid in 2006. The Company plans to raise capital through equity and debt means to fulfill these capital requirements. There is no guarantee that there is a viable market for us to raise the required equity or debt in the future.

Critical Accounting Policies

Revenue Recognition

Consulting fee revenue represents fees earned in connection with financial consulting services rendered. Revenue from these services is recognized as the services are performed.

Income Taxes

The Company recognizes income taxes based on earnings in the financial statements. The Company also recognizes deferred income taxes for the difference in earnings reported for income tax purposes and financial reporting purposes. As of December 31, 2005 and 2004, the Company had provided a 100% valuation allowance on its net deferred tax asset, which was primarily from the Company’s net operating loss carry-forward, because the realization of the net deferred tax asset is likely not to be realized either from change in control limitations or lack of income prior to expiration.

 Item 7.    Financial Statements.

See pages F-1 through F-15 attached hereto.

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

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2005 has been disclosed.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Positions and Offices
John H. Brown	Chairman of the Board of Directors and Chief Executive Officer

Joyce L. Brown	Chief Financial Officer, Secretary, Treasurer and Director

Steven C. Gregory	Director

Vern S. Morris	Director

John H. Brown, 59, has been our chairman of the board of directors and chief executive officer since October 2000 and chairman of the board of directors and chief executive officer of SBICOA since March 2000. From August 1999 to October 2001, he was vice president and branch manager of Paulson Investment Co., Inc., an investment banking firm and member of the National Association of Securities Dealers, Inc. From April 1998 to July 1999, he was director of syndicate operations for The Chapman Company, another investment banking firm. Mr. Brown managed Global Venture Group, a venture capital company financing minority-owned enterprises, from June 1995 to April 1998. He is past president of the Oregon chapter of the National Association of Minority Contractors. He is the husband of Joyce L. Brown.

Joyce L. Brown, 58, has been our vice president, secretary, and director since October 2000 and an officer and director of SBICOA since March 2000. Since 1990, she has been a management information systems consultant and staff coordinator.

Vern S. Morris, 50, has been our director since October 2000 and a director of SBICOA since March 2000. Since February 1998, he has been market manager of Brinker International, Inc., a retailer, with responsibility for multi-unit store operations having sales of approximately $5 million per year. From January 1996 to February 1998, he was area director for Boston Market, a restaurant operator and franchiser, with responsibility for multi-unit store operations having sales of approximately $8 million per year.

Steven C. Gregory, 56, has been our president and director since October 1997. Since 1981, he has been president of Associates of Clifton Park, Inc., an insurance agency.

Each director serves until the next annual meeting of shareholders and until his or her successor shall have been elected and qualified. Each executive officer serves until the first meeting of directors following the next annual meeting of shareholders and until his or her successor shall have been elected and qualified.

Significant Employees

Gordon T. Gant, 61, has been SBICOA’s vice president of government and community affairs since November 2001. Since January 2001, he has been a government relations consultant based in Washington, D.C. Mr. Gant was a senior advisor and analyst with the U.S. Department of Commerce, from August 1998 to January 2001, and the U.S. Department of Defense, from August 1997 to August 1998.

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

Item 10.    Executive Compensation.

The table below sets forth certain information concerning all plan and non-plan compensation which was earned by, or which we awarded or paid to, the individuals serving as our chief executive officer in 2005 and, if compensated and serving at year-end, as any of our other executive officers during our fiscal year ended December 31, 2005 (collectively, the “named executive officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary		Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options/SARs	LTIP Payouts	All Other Comp.

John H. Brown, Chairman and Chief Executive Officer	2005 2004 2003	$ $ $	150,000 150,000 150,000	— — —	— — —	— — —	— — —	— — —	— — —

Joyce L. Brown, Secretary and Treasurer	2005 2004 2003	$ $ $	150,000 150,000 150,000	— — —	— — —	— — —	— — —	— — —	— — —

During our fiscal year ended December 31, 2005, we granted no stock options or stock appreciation rights to either of the named executive officers, and neither of them exercised any stock options or stock appreciation rights. At fiscal year end, neither of the named executive officers held any unexercised options or stock appreciation rights, or any restricted stock subject to performance-based conditions to vesting. During our fiscal year ended December 31, 2005, we granted no awards to either of the named executive officers under any long-term incentive plan.

We have no standard arrangement under which we compensate our directors and, except as noted below, none of our directors received any compensation for any service as a director during our fiscal year ended December 31, 2005. On June 8, 2001, we granted an option, to our former director, Anthony W. Robinson, for the purchase of 100,000 shares of our common stock. The option is exercisable, at $.50 per share, until June 30, 2006 or until 30 days prior to the commencement of any public offering of our equity securities, whichever comes first.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information, as of December 31, 2005, concerning the shares of our common stock owned by each more-than-five-percent beneficial owner of our common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group:

SECURITY OWNERSHIP TABLE

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class
John H. Brown 1730 Rhode Island Ave., N.W., #415 Washington, D.C. 20036	2,603,132		32.3	%(1)

Joyce L. Brown 1730 Rhode Island Ave., N.W., #415 Washington, D.C. 20036	3,103,132	(2)	38.6	%(1)

Steven C. Gregory 313 Ushers Road Ballston Lake, NY 12019	501,125	(3)	6.2	%(1)

Vern S. Morris 46619 Carriage Court Sterling, VA 20164	505,498		6.3	%(1)

Directors and Executive Officers as a Group (4 Persons)	7,216,789	(2,3)	89.5	%(1)

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

Item 12.    Certain Relationships and Related Transactions.

During the years ending December 31, 2005 and 2004, the Company borrowed from John and Joyce Brown $100,000 and $172,827, respectively, evidenced by promissory notes payable, with interest at the rate 7.5% and 15%, respectively. During the years ending December 31, 2005 and 2004, the Company repaid Joyce Brown, $47,000 and $53,602, respectively for amounts previously borrowed under promissory notes payable.

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $20,000for fiscal year ended 2005 and $48,000 for fiscal year ended 2004. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performace of the audit or review of the Company’s financial statements that are not reported above were $0 for fiscal years ended 2005 and 2004. The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal years ending 2005 and 2004. There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

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

December 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Mega Group, Inc.

We have audited the accompanying consolidated balance sheets of Mega Group, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mega Group, Inc. as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ Stegman & Company

Baltimore, Maryland July 17, 2006

Mega Group, Inc. and Subsidiary

Consolidated Balance Sheets
As of December 31, 2005 and 2004

	2005	2004
Assets
Cash and cash equivalents	$136,634	$-
Other assets	2,285	2,285
Total current assets	138,919	2,285
Equipment, net of accumulated depreciation of $24,032 and $21,845, respectively	1,632	3,819
Total Assets	$140,551	$6,104

Liabilities and Stockholders’ Deficit
Liabilities
Accounts payable and accrued liabilities	$1,615,797	$1,253,417
Accrued interest	458,379	307,544
Due to shareholders and officers, including convertible notes payable of $156,602 and $59,002, respectively	465,779	404,446
Notes payable, including convertible notes of $130,000 and $0, respectively.	850,000	645,000
Total current liabilities	3,389,955	2,610,407

Stockholders’ Deficit
Preferred stock, cumulative 8%, $1 par value per share, 400,000 shares authorized, 10,000 shares issued and outstanding with a liquidation preference of $1 per share.	10,000	10,000
Common stock, $0.016 par value per share, 25,000,000 shares authorized, 9,516,959 and 9,433,625, respectively, shares issued and outstanding	152,271	150,938
Additional paid-in capital	320,416	294,249
Accumulated deficit	(3,732,091)	(3,059,490)
Total stockholders’ deficit	(3,249,404)	(2,604,303)
Total liabilities and stockholders’ deficit	$140,551	$6,104

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Operations
For the Years Ended December 31, 2005 and 2004

	2005	2004
Revenue	$9,063	$9,698
Operating expenses
Compensation and benefits	345,000	345,000
Other selling, general and administrative	171,237	188,265
Depreciation	2,187	2,386
Total operating expenses	518,424	535,651
Loss from operations	(509,361)	(525,953)
Other income (expense)
Interest expense to stockholders and officers	(39,019)	(29,939)
Interest expense	(124,221)	(109,608)
Total other expense	(163,240)	(139,547)
Loss before provision for income taxes	(672,601)	(665,500)
Provision for income taxes	-	-
Net loss	$(672,601)	$(665,500)
Basic and diluted net (loss) per common share:
Basic and diluted net (loss) per common share	$(0.07)	$(0.07)
Basic and diluted weighted average common shares	9,516,959	9,433,625

The accompanying notes are an integral part of these consolidated financial statements.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Deficit
For the Years Ended December 31, 2005 and 2004

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2004	$10,000	$149,338	$245,849	$(2,393,990)	$(1,988,803)
Issued Common Stock	-	1,600	48,400	-	50,000
Net loss	-	-	-	(665,500)	(665,500)

Balance, December 31, 2004	10,000	150,938	294,249	(3,059,490)	(2,604,303)
Issued Common Stock	-	1,333	26,167	-	27,500
Net loss	-	-	-	(672,601)	(672,601)

Balance, December 31, 2005	$10,000	$152,271	$320,416	$(3,732,091)	$(3,249,404)

The accompanying notes are an integral part of these consolidated financial statements.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005 and 2004

	2005	2004
Cash flow from operating activities
Net loss	$(672,601)	$(665,500)
Adjustment to reconcile changes in net assets to net cash flow from operating activities
Common stock issued for services and repayment of debt	27,500	50,000
Depreciation	2,187	2,386
Accretion of discount	8,333	8,333
Effect of changes in non-cash working capital balances
Other assets	-	(186)
Accounts payable and accrued liabilities	362,380	348,706
Accrued interest	150,835	130,414
Net cash flow used in operating activities	(121,366)	(125,847)
Cash flow from financing activities
Debt proceeds from stockholders and officers	100,000	172,827
Debt proceeds	205,000	-
Payments on debt to stockholders and officers	(47,000)	(53,602)
Net cash flow provided by financing activities	258,000	119,225
Change in cash and cash equivalents	136,634	(6,622)
Cash and cash equivalents, beginning of year	-	6,622
Cash and cash equivalents, end of year	$136,634	$-

Cash Paid for Interest	$-	$-
Cash Paid for Taxes	$-	$-
Non cash transactions
Common stock issued for services and repayment of debt	$27,500	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

MEGA GROUP, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

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

MEGA GROUP, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

1.        ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment

Equipment consists of furniture and equipment, is recorded at cost and is being depreciated using the straight-line method over the estimated useful lives of 5 to 7 years.

Income Taxes

The Company recognizes income taxes based on earnings in the financial statements. The Company also recognizes deferred income taxes for the difference in earnings reported for income tax purposes and financial reporting purposes. As of December 31, 2005 and 2004, the Company had provided a 100% valuation allowance on its net deferred tax asset, which was primarily from the Company’s net operating loss carry-forward, because the realization of the net deferred tax asset is likely not to be realized as a result of either change in control limitations or lack of income realized prior to expiration.

Concentrations

All 2005 and 2004 revenue was earned under a consulting agreement with one customer.

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

MEGA GROUP, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment (Revised 2004)”. SFAS No. 123 (R) establishes standards for transaction in which an entity (i) exchanges its equity instruments for goods or services or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No.123 (R) eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. SFAS No. 123 (R) is effective for the Company on January 1, 2006.

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

MEGA GROUP, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

2.        GOING CONCERN

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to obtain additional financing, to generate sufficient cash flows to meet its obligations on a timely basis, and ultimately to attain profitability.

As of December 31, 2005, the Company has a deficiency in stockholders’ equity and a working capital deficit of approximately $3,249,000. The Company has not been successful to date in executing its business plan and there are no guarantees that it will be successful in implementing it in the future. The Company has not generated significant revenue from its business plan and has primarily relied upon contributions and loans from shareholders to fund operations. The Company will require significant new capital funding to implement the business plan and to satisfy the Company’s cash requirements for the next twelve months. There are no guarantees the Company’s shareholders will continue to fund operations or that there is a viable market for the Company to raise the required capital. The Company is in default on the majority of its debt and is significantly delinquent on amounts owed to vendors and employees. The Company will require capital funding in order to fund the capital deficit. The Company is delinquent in all required income tax filings for the years ending December 31, 2003, 2004, and 2005.

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

3.        DUE TO STOCKHOLDER AND OFFICERS

The Company owes a stockholder $163,652 and $155,319 as of December 31, 2005 and 2004, respectively, of which $24,114 is a note playable for redemption of common shares and $139,538 and $131,205 was for expenses paid by the stockholder on the Company’s behalf. The $24,114 obligation bears interest at 6% and is due June 15, 2000. The Company is in default on this note. The Company originally owed a stockholder $139,538 (Stockholder Obligation) for expenses paid on the Company’s behalf. The Stockholder Obligations has no specified terms for interest or repayment. The Stockholder Obligation was discounted by $25,000 based on a 6% discount rate during the year ending December 31, 2003 based on the Company repaying the stockholder in the year ending December 31, 2006. The Stockholder Obligation is being amortized into the liability through interest expense. For each of the years ending December 31, 2005 and 2004, the Stockholder Obligation accreted by $8,333.

MEGA GROUP, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

3.         DUE TO STOCKHOLDER AND OFFICERS, continued

Notes Payable

The Company is obligated under notes payable totaling $326,241 and $249,127 as of December 31, 2005 and 2004, respectively to certain of our stockholders and officers. These obligations are described in detail in Note 5.

4.         LOANS RECEIVABLE

The Company has made informal loans to and incurred various expenses on behalf of investment brokers with whom the Company shares its office space. These loans totaled $23,026 as of December 31, 2005 and 2004. However, the Company has provided an allowance for the entire amount as collection is uncertain.

5.         LONG-TERM DEBT

As of December 31, 2005 and 2004, debt consisted of the following:

	2005	2004
Note payable to a stockholder and officer, unsecured, bearing interest at 7.25% due February 2006.	$100,000	$-

Note payable to a stockholder and officer, unsecured, bearing interest at 5%, due May 2004. The Company is in default on this note, and accordingly, it is classified as a current liability.	2,500	2,500

Note payable to a stockholder and officer, unsecured, bearing interest at 15%, due December 2003. The Company is in default on this note, and accordingly, it is classified as a current liability.	-	7,800

Note payable to a stockholder and officer, unsecured, bearing interest at 15%, due December 2003. The Company is in default on this note, and accordingly, it is classified as a current liability.	143,025	179,825

Note payable to a stockholder and officer of the Company, unsecured, convertible into common shares at a conversion price of $ 0.3333 per share due on December 2003, bearing interest at 15%. The Company is in default on this note, and accordingly, it is classified as a current liability.	56,602	59,002

Total amount payable to officers	302,127	249,127

Note payable to a stockholder of the Company for redemption of the Company’s common shares, unsecured, bearing interest at 6%, due June 15, 2000. The Company is in default on this note, and accordingly, it is classified as a current liability.	24,114	24,114

Total amount payable to stockholders and officers	326,241	273,241

MEGA GROUP, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

5.         LONG TERM DEBT, continued

Note payable to an individual for a cash loan, unsecured, bearing interest at 12%. The noteholder insists the loan is in default, and accordingly, it is classified as a current liability.	100,000	100,000

Note payable, unsecured, bearing interest at 12.5%, due June 2003. The Company is in default on this note and, accordingly, it is classified as a current liability.	60,000	60,000

Working capital notes payable to Matah Holding, LLC, bearing interest at 12%, due April 14, 2003. The Company is in default on the obligation, and, accordingly, it is classified as a current liability.	485,000	485,000

Note payable, unsecured, convertible into common shares of stock of Mega Group at a conversion price of $0.3333 per share, bearing interest at 10%, due Jan 2006.	10,000	-

Note payable, unsecured, convertible into common shares of stock of Mega Group at a conversion price of $0.3333 per share, bearing interest at 10%, due Jan 2006.	20,000	-

Note payable, unsecured, convertible into common shares of stock of Mega group at a conversion price of $0.3333 per share, bearing interest at a 10%, due Jan 2006.	50,000	-

Note payable, unsecured, bearing interest at 10% Due January 2006	25,000

Note payable, unsecured, bearing interest at 10% Due January 2006	25,000

Note payable, unsecured, bearing interest at 10% Due January 2006	25,000

Note payable, unsecured, bearing interest at 10% Due January 2006	25,000

Note payable, unsecured, convertible into common shares of stock of Mega group at a conversion price of $0.3333 per share, bearing interest at 10%, due Jan 2006.	25,000	-
Total	1,176,241	918,241
Less: Current portion	1,176,241	918,241
Net long-term debt	$-	$-

During the years ending December 31, 2005 and 2004, the Company sold $305,000 ($105,000 is convertible) and $172,827 ($0 is convertible), respectively of notes payable in a private offering. The convertible notes are convertible prior to the maturity date of the note at the holder’s option at a price of $0.3333 per share.

During the years ending December 31, 2005 and 2004, the Company incurred $163,240 and $139,547, respectively, of interest expense.

MEGA GROUP, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

6.         STOCKHOLDERS’ DEFICIT

Preferred stock

The Company has suspended the payment of dividends on the 8% cumulative preferred stock. As a result, although recorded in the accompanying consolidated financial statements, the Company is in arrears in payment of the dividends for all years 1993 through 2005. As of December 31, 2005 and 2004, the aggregate amount in arrears was $10,400 and $9,600, respectively. Upon any voluntary liquidation, dissolution or winding up of the Company, preferred stockholders are entitled, before any distribution shall be made to common stockholders, to be paid out an amount equal to $1.00 per preferred share plus any accrued but unpaid dividends.

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

Common stock issued

During the years ending December 31, 2005 and 2004, the Company issued 83,312 and 100,000 shares, respectively, for repayment of debt and for services received, respectively. These shares were valued based on the debt and interest owed (27,500) and the value of the services received (50,000).

Convertible debt

As of December 31, 2005 and 2004, the Company has $161,602 and $59,002, respectively of convertible notes payable. These notes plus accrued interest can be converted at the holder’s option at a price of $0.3333 per share prior to the maturity of the notes payable.

MEGA GROUP, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

7.         INCOME TAX

The Company’s provision for income taxes for the years ended December 31, 2005 and 2004 is summarized as follows:

	2005	2004
Taxes currently payable	$-	$-
Deferred taxes- Federal	(226,875)	(208,524)
Deferred taxes- State	(28,328)	(26,069)
Increase in valuations on deferred tax asset	255,203	234,835
Income tax expense for the year	$-	$-

A reconcilement of the difference between statutory Federal income tax rate and the effective tax rate for the Company is as follows:

	2005	2004
Federal income tax	$(228,684)	$(209,814)
State income taxes, net of Federal income tax effect	(28,586)	(26,227)
Other	6,053	3,703
Tax provision	(251,217)	(232,338)
Increase in valuation allowance	251,217	232,338
Net tax provision	$-	$-

The significant component of the Company’s deferred tax assets are net operating losses of approximately $1.6 million and $1.4 million as of December 31, 2005 and 2004. The Company has provided a 100% valuation allowance on its net deferred tax asset as the realization of the asset is likely not to occur as a result of either change in control limitations or lack of income realized prior to expiration. As of December 31, 2005, net operating loss of approximately $4,292,000 is available to offset future taxable income and expires as follows:

Expiring December 31,	Amount
2006	$132,000
2007	513,000
2008	76,000
2009	51,000
2010	123,000
2011	274,000
2012	68,000
2018	89,000
2019	100,000
2020	313,000
2021	587,000
2022	681,000
2024	615,000
2025	670,000
Total	$4,292,000

MEGA GROUP, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

8.        COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space and equipment under non-cancelable operating leases. Future minimum rental commitments under existing operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005 is as follows:

Year Ending December 31	Amount
2006	$28,745
2007	29,607
2008	30,791
2009	7,773
Total	$96,916

During the years ended December 31, 2005 and 2004, the Company incurred $29,404 and $23,849, respectively, of rent expense.

Litigation

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