Form 10QSB
period 2006-03-31
MEGA GROUP INC
filed 2006-07-24
CIK 828942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                   FORM 1O-QSB

                                    ---------

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                   FOR THE TRANSITION PERIOD FROM_____ TO_____

                        COMMISSION FILE NUMBER: 000-17510

                                MEGA GROUP, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

               NEW YORK                               14-1653446
    (State or other jurisdiction           (IRS Employer Identification No.)
  of incorporation or organization)

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

TABLE OF CONTENTS

MEGA GROUP, INC. AND SUBSIDIARY

                                      INDEX
                                      -----
PART I   FINANCIAL INFORMATION
         ITEM 1   Financial Statements

                  Consolidated Balance Sheets- March 31, 2006 (unaudited) and December 31, 2005                     3
                  -----------------------------------------------------------------------------

                  Consolidated Statements of Operations (unaudited) Three Months Ended March 31, 2006 and 2005      4
                  --------------------------------------------------------------------------------------------

                  Consolidated Statements of Cash Flows (unaudited) Three Months Ended March 31, 2006 and 2005      5
                  --------------------------------------------------------------------------------------------

                  Notes to Unaudited Consolidated Financial Statements                                              6
                  ----------------------------------------------------

         ITEM 2   Management's Discussion and Analysis of Financial Condition and Results of Operations             _
                  -------------------------------------------------------------------------------------

         ITEM 3   Controls and Procedures                                                                           _
                  -----------------------

PART II  OTHER INFORMATION                                                                                          _

SIGNATURES                                                                                                          _

MEGA GROUP INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

                                                                           MARCH 31,
                                                                              2006         DECEMBER
                                                                          (UNAUDITED)      31, 2005
                                                                          -----------     -----------
                                     ASSETS
   Cash and cash equivalents                                              $    92,583     $   136,634
   Other assets                                                                 2,285           2,285
                                                                          -----------     -----------
      Total current assets                                                     94,868         138,919
   Equipment, net of accumulated depreciation of $24,579 and $21,845,
   respectively                                                                 1,085           1,632
                                                                          -----------     -----------

      TOTAL ASSETS                                                        $    95,953     $   140,551
                                                                          ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

 Accounts payable and accrued liabilities                                 $ 1,695,775     $ 1,615,797

 Accrued interest                                                             499,136         458,379

 Due to shareholders and officers, including convertible notes payable
   of $156,602 and $59,002, respectively                                      465,779         465,779

 Notes payable, including convertible notes of $130,000                       850,000         850,000
                                                                          -----------     -----------

   TOTAL CURRENT LIABILITIES                                                3,510,690       3,389,955
                                                                          -----------     -----------


STOCKHOLDERS' DEFICIT
   Preferred stock, cumulative 8%, $1 par value per share, 400,000 shares authorized, 10,000 shares issued and outstanding with a
   liquidation preference of $1 per share                                      10,000          10,000
   Common stock, $0.016 par value per share, 25,000,000 shares
   authorized, 9,516,959 shares issued and outstanding                        152,271         152,271
   Additional paid-in capital                                                 320,416         320,416
   Accumulated deficit                                                     (3,897,424)     (3,732,091)
                                                                          -----------     -----------
     Total stockholders' deficit                                           (3,414,737)     (3,249,404)
                                                                          -----------     -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $    95,953     $   140,551
                                                                          ===========     ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          CONSOLIDATED BALANCE SHEETS.

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

                                                              2006             2005
                                                          (UNAUDITED)       (UNAUDITED)
                                                          -----------       -----------
   REVENUE                                                $     5,175       $        --
                                                          -----------       -----------

   OPERATING EXPENSES

      Compensation and benefits                                86,250            86,250

      Other selling, general and administrative                42,954            34,247

       Depreciation                                               547               547
                                                          -----------       -----------
   TOTAL OPERATING EXPENSES                                   129,751           121,044
                                                          -----------       -----------
   LOSS FROM OPERATIONS                                      (124,576)         (121,044)
                                                          -----------       -----------

    OTHER EXPENSE
       Interest expense to stockholders and officers           11,359            11,630
       Interest expense                                        29,398            27,025
                                                          -----------       -----------

    TOTAL OTHER EXPENSE                                        40,757            38,655
                                                          -----------       -----------

    LOSS BEFORE PROVISION FOR INCOME TAXES                   (165,333)         (159,699)

PROVISION FOR INCOME TAXES                                         --                --
                                                          -----------       -----------

Net loss                                                  $  (165,333)      $  (159,699)
                                                          ===========       ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE:

   Basic and diluted net loss per common share            $     (0.02)      $     (0.02)
                                                          ===========       ===========

   Basic and diluted weighted average common shares         9,516,959         9,516,959
                                                          ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements

MEGA GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

                                                                                          2006           2005
                                                                                       (UNAUDITED)    (UNAUDITED)
                                                                                       -------------------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net loss                                                                           $(165,333)      $(159,699)
    ADJUSTMENT TO RECONCILE CHANGES IN NET ASSETS TO NET CASH FLOW
     FROM OPERATING ACTIVITIES
    Depreciation                                                                             547             547
    Accretion of discount                                                                     --           2,083
    EFFECT OF CHANGES IN NON-CASH WORKING CAPITAL BALANCES
    Accounts payable and accrued liabilities                                              79,978          99,071
    Accrued interest                                                                      40,757          36,572
                                                                                       -------------------------

NET CASH FLOW USED IN OPERATING ACTIVITIES                                               (44,051)        (21,426)
                                                                                       -------------------------

CASH FLOW FROM FINANCING ACTIVITIES
    Common stock issued                                                                       --           1,333
    Debt proceeds                                                                             --          80,000
    Payments on debt to stockholders and officers                                             --         (47,000)
                                                                                       ---------       ---------
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES                                                --          34,333
                                                                                       ---------       ---------
Change in cash and cash equivalents                                                      (44,051)         12,907

Cash and cash equivalents, beginning of period                                           136,634              --
                                                                                       -------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $  92,583       $  12,907
                                                                                       -------------------------
CASH PAID FOR INTEREST                                                                 $      --       $      --
                                                                                       -------------------------
CASH PAID FOR TAXES                                                                    $      --       $      --
                                                                                       =========================

    The accompanying notes are an integral part of these financial statements

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006


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


2.   INTERIM            The accompanying unaudited consolidated financial
     FINANCIAL          statements of the Company have been prepared in
     PRESENTATION       accordance with accounting principles generally accepted
                        in the United States of America for interim financial information and with the instructions to From 10-QSB.
                        Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other period. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company's
                        Annual Report on Form 10-KSB for the year ended December
                        31, 2005.

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

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006


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

3.   FINANCIAL          As of March 31, 2006, the Company has a deficiency in
     CONDITION          stockholders' equity and a working capital deficit of
                        approximately $3,414,000. The Company has not been successful to date in executing its business plan and there are no guarantees that it will be successful in implementing it in the future. The Company has not generated significant revenue from its business plan and has primarily relied upon contributions and loans from shareholders to fund operations. The Company will require significant new capital funding to implement the business plan and to satisfy the Company's cash requirements for the next twelve months. There are no guarantees the Company's shareholders will continue to fund operations or that there is a viable market for the Company to raise the required capital. The Company is in default on the majority of its debt and is significantly delinquent on amounts owed to vendors and employees. The
                        Company will require capital funding in order to fund the capital deficit. The Company is delinquent in all required tax filings for the years ending December 31, 2003, 2004, and 2005.

MEGA GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006


3.   FINANCIAL          The intent of the Company's management is to direct it
     CONDITION,         into new business lines providing financial services to
     CONTINUED          currently underserved ethnic minorities through
                        alliances with churches and other organizations serving those groups. The Company intends in the near term to obtain additional equity funding and to obtain additional debt financing to pursue these new lines of business and to provide the funds to satisfy its current obligations. The extent to which the Company can raise additional equity and financing and achieve profitable operations from new business activities will determine if the Company can continue as a going concern.

                        Management believes it will be successful in obtaining additional equity and debt financing, but no assurances can be given in this regard.

4.   RELATED PARTY      The Company owes certain of our stockholders $465,779 as
     TRANSACTIONS       of March 31, 2006 and December 31, 2005, of which
                        $326,241 are notes payable and $139,538 was for expenses paid by the stockholder on the Company's behalf. The
                        Company is in default on all notes payable. The Company originally owed a stockholder $139,538 (Stockholder
                        Obligation) for expenses paid on the Company's behalf.
                        The Stockholder Obligations has no specified terms for interest or repayment. The Stockholder Obligation was discounted by $25,000 based on a 6% discount rate during the year ending December 31, 2003 based on the Company repaying the stockholder in the year ending December 31, 2006. The Stockholder Obligation is being amortized into the liability through interest expense. For each of the periods ending March 31, 2006 and 2005, the Stockholder
                        Obligation accreted by $0 and $2,083, respectively.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

               GENERAL- THREE MONTHS ENDED MARCH 31, 2006 AND 2005

During the first quarter 2006 and 2005, we generated nominal revenue of $5,175 and $0, respectively and we realized a net loss of $165,333 and $159,699, respectively. We had operating expenses in the total amount of $129,751 and $121,044, respectively, and interest expenses of $40,757 and $38,655, respectively. The increases in operating expenses were primarily a result of inflationary factors. Interest expense increased as a result of borrowings made during the year ended December 31, 2005. During the first quarter 2006, we sustained operations substantially through private borrowings received in 2005.

                               FINANCIAL CONDITION

Our cash position decreased from $136,634 at December 31, 2005 to $92,583 at March 31, 2006 primarily due to use of cash to fund operating expenses. We have applied a 100% valuation allowance for our net deferred tax assets of approximately $4,457,000, which is primarily from our net operating loss carry-forward, because the realization of the net deferred tax asset is likely not to be realized as a result of either change in control limitations or lack of income prior to expiration.

Our total liabilities increased from $3,389,955 as of December 31, 2005 to $3,510,690 as of March 31, 2006 as a result of withholding payments to vendors, employees, and debt holders. As of March 31, 2006 the Company has a deficiency in stockholders' equity and working capital of approximately $3,414,000 In addition, the Company is in default on the majority of our notes payable and is significantly delinquent in amounts owed to vendors and employees. We have and will continue to primarily rely upon private debt offerings and stockholder contributions to fund liquidity requirements. There is no guarantee that stockholders will continue to fund operations or that there is a viable market for us to raise equity or debt in the future. We plan to fund the deficiency by implementation of our business plan and through additional equity fundings.

As of March 31, 2006, the Company has capital resources, primarily made up of cash and cash equivalents of $92,583. The Company is committed to pay approximately $94,000 as part of a non-cancelable lease agreement over the next four years. The Company is in default or has debt coming due in 2006 of approximately $1,176,000. Additionally, the Company has approximately $499,136 of accrued and unpaid interest related to the debt required to be paid in 2006. The Company plans to raise capital through equity and debt means to fulfill these capital requirements. There is no guarantee that there is a viable market for us to raise the required equity or debt in the future.

ITEM 3. CONTROLS AND PROCEDURES.

The Company's management, under supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) for the period ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company has entered into routine proceedings incidental to its business, and does expect that these proceedings will have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES.

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.


      Note payable to a stockholder and officer,  unsecured,  convertible into common shares of stock of Mega group at a conversion price of $0.333 per share,  bearing interest at 7.25%
      due February  2006.  The Company is delinquent in payments and  accordingly is in default
      on this note.                                                                                         $     100,000

      Note  payable to a  stockholder  and  officer,  unsecured,  bearing  interest at 15%, due
      December  2003.  The Company is delinquent in payments and  accordingly  is in default on
      this note.                                                                                                  143,025

      Note payable to a stockholder  and officer,  unsecured,  bearing  interest at 5%, due May
      2004.  The Company is in default on this note,  and  accordingly,  it is  classified as a
      current liability.                                                                                            2,500

      Note payable to a stockholder  and officer of the Company,  unsecured,  convertible  into common shares at a conversion  price of $ 0.3333 per share due on December 2003,  bearing interest at 15%. The Company is delinquent in payments and  accordingly  is in default on
      this note.                                                                                                   56,602
                                                                                                            -------------

      Total amount payable to officers                                                                            302,127

      Note payable to a  stockholder  of the Company for  redemption  of the  Company's  common shares,  unsecured,  bearing interest at 6%, due June 15, 2000. The Company is delinquent
      in payments and accordingly is in default on this note.                                                      24,114
                                                                                                            -------------

      Total amount payable to stockholders and officers                                                           326,241

      Note payable to an individual for a cash loan,  unsecured,  bearing  interest at 12%. The
      Company is delinquent in payments and accordingly is in default on this note.                               100,000

      Note  payable,  unsecured,  bearing  interest  at 12.5%,  due June 2003.  The  Company is
      delinquent in payments and accordingly is in default on this note.                                           60,000

      Working capital notes payable to Matah Holding,  LLC,  bearing interest at 12%, due April
      14, 2003.  The Company is  delinquent in payments and  accordingly  is in default on this
      note.                                                                                                       485,000

      Note  payable,  unsecured,  convertible  into  common  shares of stock of Mega Group at a conversion  price of $0.3333  per  share,  bearing  interest  at 10%,  due Jan 2006.  The
      Company is delinquent in payments and accordingly is in default on this note.                                10,000

      Note  payable,  unsecured,  convertible  into  common  shares of stock of Mega Group at a conversion  price of $0.3333  per  share,  bearing  interest  at 10%,  due Jan 2006.  The
      Company is delinquent in payments and accordingly is in default on this note.                                20,000


      Note  payable,  unsecured,  convertible  into  common  shares of stock of Mega group at a conversion  price of $0.3333  per share,  bearing  interest at a 10%,  due Jan 2006.  The
      Company is delinquent in payments and accordingly is in default on this note.                                50,000

      Note  payable,  unsecured,  bearing  interest  at 10% Due  January  2006.  The  Company is
      delinquent in payments and accordingly is in default on this note.                                           25,000

      Note  payable,  unsecured,  bearing  interest  at 10% Due  January  2006.  The  Company is
      delinquent in payments and accordingly is in default on this note.                                           25,000

      Note  payable,  unsecured,  bearing  interest  at 10% Due  January  2006.  The  Company is
      delinquent in payments and accordingly is in default on this note.                                           25,000

      Note  payable,  unsecured,  bearing  interest  at 10% Due  January  2006.  The  Company is
      delinquent in payments and accordingly is in default on this note.                                           25,000

      Note  payable,  unsecured,  convertible  into  common  shares of stock of Mega  group at a conversion  price of $0.3333  per  share,  bearing  interest  at 10%,  due Jan 2006.  The
      Company is delinquent in payments and accordingly is in default on this note.                                25,000
                                                                                                           --------------
     TOTAL                                                                                                 $    1,176,241
                                                                                                           ==============


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