Form 10QSB
period 2006-06-30
MEGA GROUP INC
filed 2006-08-10
CIK 828942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the quarterly period ended June 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,516,959 shares of common stock (including 75,302 shares held of record by our wholly-owned subsidiary), as of August 1, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [    ] No [X]

Table of Contents

Mega Group, Inc. and Subsidiary

Mega Group Inc. and Subsidiary

Consolidated Balance Sheets
As of June 30, 2006 and December 31, 2005

	June 30, 2006 (Unaudited)	December 31, 2005
Assets
Cash and cash equivalents	$18,554	$136,634
Other assets	2,285	2,285
Total current assets	20,839	138,919
Equipment, net of accumulated depreciation of $25,126 and $21,377, respectively	538	1,632
Total assets	$21,377	$140,551

Liabilities and Stockholders’ Deficit
Liabilities
Accounts payable and accrued liabilities	$1,778,798	$1,615,797
Accrued interest	539,174	458,379
Due to shareholders and officers, including convertible notes payable of $56,602 and $59,002, respectively	418,279	465,779
Notes payable, including convertible notes of $80,000 and $0, respectively	850,000	850,000
Total current liabilities	3,586,251	3,389,955

Stockholders’ Deficit
Preferred stock, cumulative 8%, $1 par value per share, 400,000 shares authorized, 10,000 shares issued and outstanding with a liquidation preference of $1 per share.	10,000	10,000
Common stock, $0.016 par value per share, 25,000,000 shares authorized, 9,516,959 shares issued and outstanding	152,271	152,271
Additional paid-in capital	320,416	320,416
Accumulated deficit	(4,047,561)	(3,732,091)
Total stockholders’ deficit	(3,564,874)	(3,249,404)
Total liabilities and stockholders’ deficit	$21,377	$140,551

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group Inc. and Subsidiary

Consolidated Statements of Operations
For the Three Month Periods ended June 30, 2006 and 2005

	2006 (Unaudited)	2005 (Unaudited)
Revenue	$-	$-
Operating expenses
Compensation and benefits	86,250	86,250
Other selling, general and administrative	23,849	42,809
Depreciation	547	547
Total operating expenses	110,646	129,606
Loss from operations	(110,646)	(129,606)
Other expense
Interest expense to stockholders and officers	9,888	11,600
Interest expense	30,150	27,055
Total other expense	40,038	38,655
Loss before provision for income taxes	(150,684)	(168,261)
Provision for income taxes	-	-
Net loss	$(150,684)	$(168,261)
Basic and diluted net loss per common share:
Basic and diluted net loss per common share	$(0.02)	$(0.02)
Basic and diluted weighted average common shares	9,516,959	9,516,959

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group Inc. and Subsidiary

Consolidated Statements of Operations
For the Six Month Periods ended June 30, 2006 and 2005

	2005 (Unaudited)	2004 (Unaudited)
Revenue	$5,175	$-
Operating expenses
Compensation and benefits	172,500	172,500
Other selling, general and administrative	66,256	77,056
Depreciation	1,094	1,094
Total operating expenses	239,850	250,650
Loss from operations	(234,675)	(250,650)
Other expense
Interest expense to stockholders and officers	21,247	23,260
Interest expense	59,548	54,050
Total other expense	80,795	77,310
Loss before provision for income taxes	(315,470)	(327,960)
Provision for income taxes	-	-
Net loss	$(315,470)	$(327,960)
Basic and diluted net loss per common share:
Basic and diluted net loss per common share	$(0.03)	$(0.03)
Basic and diluted weighted average common shares	9,516,959	9,516,959

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group Inc. and Subsidiary

Consolidated Statements of Cash Flows
For the Six Month Periods ended June 30, 2006 and 2005

	2006 (Unaudited)	2005 (Unaudited)
Cash flow from operating activities
Net Loss	$(315,470)	$(327,960)
Adjustment to reconcile changes in net assets to net cash flow from operating activities
Depreciation	1,094	1,094
Accretion of discount and other	-	4,166
Effect of changes in non-cash working capital balances
Accounts payable and accrues liabilities	163,001	215,223
Accrued interest	80,795	73,144
Net cash flow used in operating activities	(70,580)	(34,333)
Cash flow from financing activities
Common stock issued	-	1,333
Debt proceeds	-	80,000
Payments on debt to stockholders and officers	(47,500)	(47,000)
Net cash flow provided by financing activities	(47,500)	34,333
Change in cash and cash equivalents	(118,080)	-
Cash and cash equivalents, beginning of period	136,634	-
Cash and cash equivalents, end period	$18,554	$-
Cash Paid for Interest	$-	$-
Cash Paid for Taxes	$-	$-

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2006

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

2. Interim Financial Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to From 10-QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other period. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Stock Option Accounting
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

Mega Group Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2006

3. Financial Condition
As of June 30, 2006, the Company has a deficiency in stockholders’ equity and a working capital deficit of approximately $3,565,000. The Company has not been successful to date in executing its business plan and there are no guarantees that it will be successful in implementing it in the future. The Company has not generated significant revenue from its business plan and has primarily relied upon contributions and loans from shareholders to fund operations. The Company will require significant new capital funding to implement the business plan and to satisfy the Company’s cash requirements for the next twelve months. There are no guarantees the Company’s shareholders will continue to fund operations or that there is a viable market for the Company to raise the required capital. The Company is in default on the majority of its debt and is significantly delinquent on amounts owed to vendors and employees. The Company will require capital funding in order to fund the capital deficit. The Company is delinquent in all required tax filings for the years ending December 31, 2003, 2004, and 2005.

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

Mega Group Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2006

4. Related Party Transactions
The Company owes certain of our stockholders $418,279 and $465,779 as of June 30, 2006 and December 31, 2005, respectively of which $278,741 and $326,241 are notes payable and $139,538 was for expenses paid by the stockholder on the Company’s behalf. The Company is in default on all notes payable. The Company originally owed a stockholder $139,538 (Stockholder Obligation) for expenses paid on the Company’s behalf. The Stockholder Obligations has no specified terms for interest or repayment. The Stockholder Obligation was discounted by $25,000 based on a 6% discount rate during the year ending December 31, 2003 based on the Company repaying the stockholder in the year ending December 31, 2006. The Stockholder Obligation is being amortized into the liability through interest expense. For each of the periods ending June 30, 2006 and 2005, the Stockholder Obligation accreted by $0 and $4,166, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements. This management’s discussion and analysis of financial condition and results of operations and other portions of this report include forward-looking statements such as: statements of the Company’s goals, intentions, and expectations; estimates of risks and of future costs and benefits; and statements of the Company’s ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in market behaviors and other economic conditions; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company’s past performance does not necessarily indicate its future results.

General- Six Months Ended June 30, 2006 and 2005

During the first six months of 2006 and 2005, we generated nominal revenue of $5,175 and $0 and we realized a net loss of $315,470 and $327,960, respectively. We had operating expenses in the total amount of $239,850 and $250,650, respectively, and interest expense of $80,795 and $77,310, respectively. The decrease in operating expenses was primarily a result of cost controlling measures. Interest expense increased as a result of borrowings made during the year ended December 31, 2005. During the first six months of 2006, we sustained operations substantially through private borrowings received in 2005.

Financial Condition

Our cash position decreased from $136,634 at December 31, 2005 to $18,554 at June 30, 2006 primarily due to use of cash to fund operating expenses. We have applied a 100% valuation allowance for our net deferred tax assets of approximately $4,575,000 which is primarily from our net operating loss carry-forward, because the realization of the net deferred tax asset is likely not to be realized as a result of either change in control limitations or lack of income prior to expiration.

Our total liabilities increased from $3,389,955 as of December 31, 2005 to $3,586,251 as of June 30, 2006 as a result of withholding payments to vendors, employees, and debt holders. As of June 30, 2006, the Company has a deficiency in stockholders’ equity and working capital of approximately $3,565,000. In addition, the Company is in default on the majority of our notes payable and is significantly delinquent in amounts owed to vendors and employees. We have and will continue to primarily rely upon private debt offerings and stockholder contributions to fund liquidity requirements. There is no guarantee that stockholders will continue to fund operations or that there is a viable market for us to raise equity or debt in the future. We plan to fund the deficiency by implementation of our business plan and through additional equity fundings.

As of June 30, 2006, the Company has capital resources, primarily made up of cash and cash equivalents of $18,554. The Company is committed to pay approximately $89,000 as part of a non-cancelable lease agreement over the next five years. The Company is in default or has debt coming due in 2006 of approximately $1,268,000. Additionally, the Company has approximately $539,000 of accrued and unpaid interest related to the debt required to be paid in 2006. The Company plans to raise capital through equity and debt means to fulfill these capital requirements. There is no guarantee that there is a viable market for us to raise the required equity or debt in the future.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s management, under supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) for the period ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has entered into routine proceedings incidental to its business, and does expect that these proceedings will have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Note payable to a stockholder and officer, unsecured, convertible into common shares of stock of Mega group at a conversion price of $0.333 per share, bearing interest at 7.25% due February 2006. The Company is delinquent in payments and accordingly is in default on this note.	$100,000

Note payable to a stockholder and officer, unsecured, bearing interest at 15%, due December 2003. The Company is delinquent in payments and accordingly is in default on this note.	95,025

Note payable to a stockholder and officer, unsecured, bearing interest at 5%, due May 2004. The Company is in default on this note, and accordingly, it is classified as a current liability.	2,500

Note payable to a stockholder and officer of the Company, unsecured, convertible into common shares at a conversion price of $ 0.3333 per share due on December 2003, bearing interest at 15%. The Company is delinquent in payments and accordingly is in default on this note.	56,602

Total amount payable to officers	254,627

Note payable to a stockholder of the Company for redemption of the Company’s common shares, unsecured, bearing interest at 6%, due June 15, 2000. The Company is delinquent in payments and accordingly is in default on this note.	24,114

Total amount payable to stockholders and officers	278,741

Note payable to an individual for a cash loan, unsecured, bearing interest at 12%. The Company is delinquent in payments and accordingly is in default on this note.	100,000

Note payable, unsecured, bearing interest at 12.5%, due June 2003. The Company is delinquent in payments and accordingly is in default on this note.	60,000

Working capital notes payable to Matah Holding, LLC, bearing interest at 12%, due April 14, 2003. The Company is delinquent in payments and accordingly is in default on this note.	485,000

Note payable, unsecured, convertible into common shares of stock of Mega Group at a conversion price of $0.3333 per share, bearing interest at 10%, due Jan 2006. The Company is delinquent in payments and accordingly is in default on this note.	10,000

Note payable, unsecured, convertible into common shares of stock of Mega Group at a conversion price of $0.3333 per share, bearing interest at 10%, due Jan 2006. The Company is delinquent in payments and accordingly is in default on this note.	20,000

Note payable, unsecured, convertible into common shares of stock of Mega group at a conversion price of $0.3333 per share, bearing interest at a 10%, due Jan 2006. The Company is delinquent in payments and accordingly is in default on this note.	50,000

Note payable, unsecured, bearing interest at 10% Due January 2006. The Company is delinquent in payments and accordingly is in default on this note.	25,000

Note payable, unsecured, bearing interest at 10% Due January 2006. The Company is delinquent in payments and accordingly is in default on this note.	25,000

Note payable, unsecured, bearing interest at 10% Due January 2006. The Company is delinquent in payments and accordingly is in default on this note.	25,000

Note payable, unsecured, bearing interest at 10% Due January 2006. The Company is delinquent in payments and accordingly is in default on this note.	25,000

Note payable, unsecured, convertible into common shares of stock of Mega group at a conversion price of $0.3333 per share, bearing interest at 10%, due Jan 2006. The Company is delinquent in payments and accordingly is in default on this note.	25,000
Total	$1,128,741

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

(b) REPORTS ON FORM 8-K.

On June 16, 2006 a Form 8-K was filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2006		MEGA GROUP, INC.

	By:	/s/ JOHN H. BROWN John H. Brown Chief Executive Officer

Date: August 10, 2006	By:	/s/ JOYCE L. BROWN Joyce L. Brown Chief Financial Officer