Form 10QSB
period 2006-09-30
MEGA GROUP INC
filed 2006-11-17
CIK 828942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 1OQSB

_______________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number: 00017510

MEGA GROUP, INC.
(Exact name of small business issuer as specified in its charter)

NEW YORK	141653446
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1730 Rhode Island Ave., N.W. Suite 415, Washington, DC 20036
(Address of principal executive offices)

(202) 2969594
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requires for the past 90 days. Yes ☐ No ☒

Indicate by check mare whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes ☐ No ☒

APLLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,744,233 shares of common stock (including 75,302 shares held of record by our whollyowned subsidiary), as of November 17, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Table of Contents

Mega Group, Inc. and Subsidiary

Mega Group Inc. and Subsidiary

Consolidated Balance Sheets
As of September 30, 2006 and December 31, 2005
	September 30, 2006 (Unaudited)	December 31, 2005
Assets
Cash and cash equivalents	$7,253	$136,634
Other assets	2,285	2,285
Total current assets	9,538	138,919
Equipment, net of accumulated depreciation of $25,673 and $24,032, respectively	271	1,632
Total assets	$9,809	$140,551

Liabilities and Stockholders’ Deficit
Liabilities
Accounts payable and accrued liabilities	$1,865,048	$1,615,797
Accrued interest	576,560	458,379
Due to shareholders and officers, including convertible notes payable of $56,602 and $59,002, respectively	428,279	465,779
Notes payable, including convertible notes of $55,000 and $105,000, respectively	775,000	850,000
Total current liabilities	3,644,887	3,389,955

Stockholders’ Deficit
Preferred stock, cumulative 8%, $1 par value per share, 400,000 shares authorized, 10,000 shares issued and
outstanding with a liquidation preference of $1 per share.	10,000	10,000
Common stock, $0.016 par value per share, 25,000,000 shares authorized, 9,744,233 shares issued and outstanding	155,907	152,271
Additional paidin capital	391,780	320,416
Accumulated deficit	(4,192,765)	(3,732,091)
Total stockholders’ deficit	(3,635,078)	(3,249,404)
Total liabilities and stockholders’ deficit	$9,809	$140,551

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group Inc. and Subsidiary

Consolidated Statements of Operations
For the Three Month Periods ended September 30, 2006 and 2005

	2006 (Unaudited)	2005 (Unaudited)
Revenue	$-	$-	-
Operating expenses
Compensation and benefits	86,250		86,250
Other selling, general and administrative	24,069		51,371
Depreciation	547		547
Total operating expenses	110,866		138,168
Loss from operations	(110,866)		(138,168)
Other expense
Interest expense to stockholders and officers	9,888		12,234
Interest expense	24,450		27,025
Total other expense	34,338		29,259
Loss before provision for income taxes	(145,204)		(177,427)
Provision for income taxes	-		-
Net loss	$(145,204)		$(177,427
Basic and diluted net loss per common share:
Basic and diluted net loss per common share	$(0.01)		$(0.02)
Basic and diluted weighted average common shares	9,744,233		9,516,959

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Operations
For the Nine Month period ended September 30, 2004 and 2003

	2006 (Unaudited)	2005 (Unaudited)
Revenue	$5,175	$-
Operating expenses
Compensation and benefits	258,750	258,750
Other selling, general and administrative	90,325	128,427
Depreciation	1,641	1,641
Total operating expenses	350,716	388,818
Loss from operations	(345,541)	(388,818)
Other expense
Interest expense to stockholders and officers	31,135	35,494
Interest expense	83,998	81,075
Total other expense	115,133	116,569
Loss before provision for income taxes	(460,674)	(505,387)
Provision for income taxes
Net loss	$(460,674)	$(505,387)
Basic and diluted net loss per common share:	-	-
Basic and diluted net loss per common share	$(0.05)	$(0.05)
Basic and diluted weighted average common shares	9,592,717	9,516,959

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group Inc. and Subsidiary

Consolidated Statements of Cash Flows
For the Nine Month Periods ended September 30, 2006 and 2005

	2006 (Unaudited)	2005 (Unaudited)
Cash flow from operating activities
Net Loss	$(460,674)		$(505,387)
Adjustment to reconcile changes in net assets to net cash flow from operating activities
Depreciation	1,641		1,641
Accretion of discount and other	-		6,249
Effect of changes in noncash working capital balances
Accounts payable and accrued liabilities	249,251		352,844
Accrued interest	118,181		110,320
Net cash flow used in operating activities	(91,601)		(34,333)
Cash flow from financing activities
Common stock issued	-		1,333
Debt proceeds	9,720		80,000
Payments on debt to stockholders and officers	(47,500)		(47,000)
Net cash flow provided by financing activities	(37,780)		34,333
Change in cash and cash equivalents	(129,381)		-
Cash and cash equivalents, beginning of period	136,634		-
Cash and cash equivalents, end period	$7,253		$-
Cash Paid for Interest	$-		$-
Cash Paid for Taxes	$-		$-

Non cash transactions
Common stock issued for repayment of debt	$75,000	$

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2006

1. Nature of Business
The consolidated financial statements include the accounts of the Mega Group, Inc., a New York corporation and its wholly owned subsidiary, Small Business Investment Corporation of America, Inc. (SBICOA), an Oregon corporation (collectively, the Company). All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements. The Company’s current business plan is to provide diversified financial services to ethnic communities and faithbased entities in the United States and to operate as a specialized financial institution providing loans and investments for businesses in low and moderate income communities.

2. Interim Financial Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to From 10QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other period. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s Annual Report on Form 10KSB for the year ended December 31, 2005.

Net Loss per Common Share	Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated using the weighted average number of common shares plus dilutive common stocks equivalents outstanding during the period. Antidilutive common stock equivalents are excluded. Common stock equivalents are stock options.

Stock Option Accounting	The Company adopted the fairvalue recognition provision of SFAS No. 123 (as revised in 2004 and referred to as “SFAS No. 123R”) Accounting for Stockbased Compensation. SFAS 123R generally eliminates variable accounting and requires companies to recognize in the income statement over the vesting period of the options an estimate of expense based on the fair value of those options, typically as of the date of grant.

Mega Group Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2006

3. Financial Condition
As of September 30, 2006, the Company has a deficiency in stockholders’ equity and a working capital deficit of approximately $3,635,000. The Company has not been successful to date in executing its business plan and there are no guarantees that it will be successful in implementing it in the future. The Company has not generated significant revenue from its business plan and has primarily relied upon contributions and loans from shareholders to fund operations. The Company will require significant new capital funding to implement the business plan and to satisfy the Company’s cash requirements for the next twelve months. There are no guarantees the Company’s shareholders will continue to fund operations or that there is a viable market for the Company to raise the required capital. The Company is in default on the majority of its debt and is significantly delinquent on amounts owed to vendors and employees. The Company will require capital funding in order to fund the capital deficit. The Company is delinquent in all required income tax filings for the years ending December 31, 2003, 2004, and 2005.

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

Mega Group Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2006

4. Related Party Transactions
The Company owes certain of our stockholders $428,279 and $465,779 as of September 30, 2006 and December 31, 2005, respectively of which $280,241 and $326,241 are notes payable and $139,538 was for expenses paid by the stockholder on the Company’s behalf. The Company is in default on all notes payable. The Company originally owed a stockholder $139,538 (Stockholder Obligation) for expenses paid on the Company’s behalf. The Stockholder Obligations has no specified terms for interest or repayment. The Stockholder Obligation was discounted by $25,000 based on a 6% discount rate during the year ending December 31, 2003 based on the Company repaying the stockholder in the year ending December 31, 2006. The Stockholder Obligation is being amortized into the liability through interest expense. For each of the periods ending September 30, 2006 and 2005, the Stockholder Obligation accreted by $0 and $6,249, respectively.

5. New Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interestonly strips and principalonly strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity´s first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on its financial results.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets". This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement.

Mega Group Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2006

5. New Accounting Pronouncements
The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct writedowns. This Statement is effective as of the beginning of an entity´s first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on its financial results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ForwardLooking Statements. This management’s discussion and analysis of financial condition and results of operations and other portions of this report include forwardlooking statements such as: statements of the Company’s goals, intentions, and expectations; estimates of risks and of future costs and benefits; and statements of the Company’s ability to achieve financial and other goals. These forwardlooking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in market behaviors and other economic conditions; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forwardlooking statements. In addition, the Company’s past performance does not necessarily indicate its future results.

General Nine Months Ended September 30, 2006 and 2005

During the first nine months of 2006 and 2005, we generated nominal revenue of $5,175 and $0 and we realized a net loss of $460,674 and $505,387, respectively. We had operating expenses in the total amount of $350,716 and $365,290, respectively, and interest expense of $115,113 and $116,569, respectively. The decrease in operating expenses was primarily a result of cost controlling measures. Interest expense increased as a result of borrowings made during the year ended December 31, 2005. During the first nine months of 2006, we sustained operations substantially through private borrowings received in 2005.

Financial Condition

Our cash position decreased from $136,634 at December 31, 2005 to $7,253 at September 30, 2006 primarily due to use of cash to fund operating expenses. We have applied a 100% valuation allowance for our net deferred tax assets of approximately $4,193,000 which is primarily from our net operating loss carryforward, because the realization of the net deferred tax asset is likely not to be realized as a result of either change in control limitations or lack of income prior to expiration.

Our total liabilities increased from $3,389,955 as of December 31, 2005 to $3,644,887 as of September 30, 2006 as a result of withholding payments to vendors, employees, and debt holders. As of September 30, 2006, the Company has a deficiency in stockholders’ equity and working capital of approximately $3,635,000. In addition, the Company is in default on the majority of our notes payable and is significantly delinquent in amounts owed to vendors and employees. We have and will continue to primarily rely upon private debt offerings and stockholder contributions to fund liquidity requirements. There is no guarantee that stockholders will continue to fund operations or that there is a viable market for us to raise equity or debt in the future. We plan to fund the deficiency by implementation of our business plan and through additional equity fundings.

As of September 30, 2006, the Company has capital resources, primarily made up of cash and cash equivalents of $7,253. The Company is committed to pay approximately $89,000 as part of a noncancelable lease agreement over the next five years. The Company is in default or has debt coming due in 2006 of approximately $1,064,000. Additionally, the Company has approximately $577,000 of accrued and unpaid interest related to the debt required to be paid in 2006. The Company plans to raise capital through equity and debt means to fulfill these capital requirements. There is no guarantee that there is a viable market for us to raise the required equity or debt in the future.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s management, under supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a15 under the Securities Act of 1934) for the period ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has entered into routine proceedings incidental to its business, and does expect that these proceedings will have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Note payable to a stockholder and officer, unsecured, convertible into common shares of stock of Mega group at a conversion price of $0.333 per share, bearing interest at 7.25% due February 2006. The Company is delinquent in payments and accordingly is in default on this note.	$100,000

Note payable to a stockholder and officer, unsecured, bearing interest at 15%, due December 2003. The Company is delinquent in payments and accordingly is in default on this note.	95,525

Note payable to a stockholder and officer, unsecured, bearing interest at 5%, due May 2004. The Company is in default on this note, and accordingly, it is classified as a current liability.	2,500

Note payable to a stockholder and officer of the Company, unsecured, convertible into common shares at a conversion price of $ 0.3333 per share due on December 2003, bearing interest at 15%. The Company is delinquent in payments and accordingly is in default on this note.	58,602

Total amount payable to officers	256,627

Note payable to a stockholder of the Company for redemption of the Company’s common shares, unsecured, bearing interest at 6%, due June 15, 2000. The Company is delinquent in payments and accordingly is in default on this note.	24,114

Total amount payable to stockholders and officers	280,241

Note payable to an individual for a cash loan, unsecured, bearing interest at 12%. The Company is delinquent in payments and accordingly is in default on this note.	100,000

Note payable, unsecured, bearing interest at 12.5%, due June 2003. The Company is delinquent in payments and accordingly is in default on this note.	60,000

Working capital notes payable to Matah Holding, LLC, bearing interest at 12%, due April 14, 2003. The Company is delinquent in payments and accordingly is in default on this note.	485,000

Note payable, unsecured, convertible into common shares of stock of Mega Group at a conversion price of $0.3333 per share, bearing interest at 10%, due Jan 2006. The Company is delinquent in payments and accordingly is in default on this note.	10,000

Note payable, unsecured, convertible into common shares of stock of Mega Group at a conversion price of $0.3333 per share, bearing interest at 10%, due Jan 2006. The Company is delinquent in payments and accordingly is in default on this note.	20,000

Note payable, unsecured, bearing interest at 10% Due January 2006. The Company is delinquent in payments and accordingly is in default on this note.	25,000

Note payable, unsecured, bearing interest at 10% Due January 2006. The Company is delinquent in payments and accordingly is in default on this note.	25,000

Note payable, unsecured, bearing interest at 10% Due January 2006. The Company is delinquent in payments and accordingly is in default on this note.	25,000

Note payable, unsecured, convertible into common shares of stock of Mega group at a conversion price of $0.3333 per share, bearing interest at 10%, due Jan 2006. The Company is delinquent in payments and accordingly is in default on this note.	25,000
Total	$1,055,741

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 31 & 32 (a), (b), 18 U.S.C Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 17, 2006	MEGA GROUP, INC.

	By:	/s/ JOHN H. BROWN
John H. Brown
Chief Executive Officer

Date: November 17, 2006	By:	/s/ JOYCE BROWN
Joyce Brown
Chief Financial Officer