Form 10KSB/A
period 2003-12-31
MEGA GROUP INC
filed 2006-11-21
CIK 828942

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

Transitional Small Business Disclosure Format (Check one):    Yes  ☐  No ☒

MEGA GROUP, INC

INDEX

PART II
	Item 6.	Management’s Discussion and Analysis or Plan of Operation	3
	Item 7.	Financial Statements	4
PART III
	Item 13.	Exhibits and Reports on Form 8-K	4
Signatures			6

PART II

EXPLANATORY NOTE

This Form 10-KSB/A (Amendment No. 1) is being filed to amend and restate certain financial information disclosed in Items 6 and 7 of Part II of the Form 10-KSB filed on July 24, 2006 for the fiscal year ended December 31, 2003. Items 6 and 7 of the previous filing did not indicate accurately that the comparative financial statements for the fiscal year ended December 31, 2002 contained therein were unaudited.

Item 6. Management’s Discussion and Analysis or Plan of Operation (All Information Related to 2002 is Unaudited)

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

We have not been successful to date in executing our business plan and there are no guarantees that we will be successful in implementing it in the future. We have not generated revenue or income from our business plan and have primarily relied upon contributions and loans from shareholders to fund operations. We will require significant new capital funding to implement our business plan and to satisfy our cash requirements for the next twelve months. There are no guarantees our shareholders will continue to fund operations or that there is a viable market for us to raise the required capital. We are in default on the majority of our debt, are significantly delinquent on amounts owed to vendors and employees. We currently have a significant working capital deficit and will require additional capital funding in order to fund the deficit. We are delinquent in all required tax filings for the years ending December 31, 2003, 2004, and 2005.

The nature of our business and proposed business does not require any significant product research and development, purchase or sale of plant and equipment, or changes in the number of employees.

Results of Operations (All Information Related to 2002 is Unaudited)

During the years ended December 31, 2003 and 2002, after nominal revenue of $18,000 and $30,000, respectively, operating expenses in the total amount of $579,282 and $586,594, respectively, interest expenses of $59,515 and $127,845 respectively and gain from settlement of claims of $1,047,492 and $0, we recognized net income of $426,725 and $(684,439), respectively. The increase in operating expenses was primarily a result of inflationary factors. Interest expense decreased as a result of settlement of claims and notes against the Company during the year ended December 31, 2003. Various claims against the Company were settled in during the year ended December 31, 2003, no settlements occurred in the year ending December 31, 2002. During the fiscal year period ended December 31, 2003, we sustained operations substantially through private borrowings in the aggregate amount of $209,023, of which $55,996 was funded from and $31,973 was repaid to stockholders and officers of the Company.

Financial Condition, Liquidity and Capital Resources (All Information Related to 2002 is Unaudited)

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

Item 7. Financial Statements.

See pages F-1 through F-18 attached hereto.

PART III

Item 13.    Exhibits and Reports on Form 8-K.

(a) Exhibits.

The following exhibits are filed as part of this report or incorporated by reference:

EXHIBITS AND INDEX OF EXHIBITS

Exhibit No.	SEC Ref. No.	Title of Document	Location
1	31	Officer Certifications	Attached
2	32	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*	Attached

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

(b) Reports on Form 8-K.

We have filed a concurrent report on Form 8-K for the period and subject matter covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGA GROUP, INC.

By:	/s/ JOHN H. BROWN
John H. Brown Chairman of the Board of Directors and Chief Executive Officer

Date: November 20, 2006

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JOHN H. BROWN
John H. Brown, Principal Executive Officer and Chairman of the Board of Directors

Date: November 20, 2006

By:	/s/ Joyce Brown
Joyce Brown, Principal Financial and Accounting Officer and Director

Date: November 20, 2006

By:	/s/ VERN S. MORRIS
Vern S. Morris, Director

Date: November 20, 2006

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

/s/ Stegman & Company

Baltimore, Maryland
July 17, 2006

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements filed by Mega Group, Inc. on Form S-8 (Nos. 333-64317, 333-64319, 333-60214, and 333-105159) of our report dated July 17, 2006 with respect to the consolidated balance sheet of Mega Group, Inc. as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, which appear in the Annual Report on Form 10-KSB Amendment No. 1 of Mega Group, Inc. for the year ended December 31, 2003.

/s/ Stegman & Company
Baltimore, Maryland November 20, 2006

Mega Group, Inc. and Subsidiary

Consolidated Balance Sheets
As of December 31, 2003 and 2002 (Unaudited)

	2003	2002
		(Unaudited)
Assets

Cash and cash equivalents	$6,622	$5,056
Accounts receivable	—	30,000
Loans receivable	—	21,571
Other assets	2,099	—
Total current assets	8,721	56,627
Equipment, net of accumulated depreciation of $19,459 and $16,587, respectively	6,204	8,553
Total Assets	$14,925	$65,180

Liabilities and Stockholders’ Deficit

Liabilities
Accounts payable and accrued liabilities	$904,711	$1,138,475
Accrued interest	177,129	218,682
Due to shareholders and officers, including convertible notes payable of $15,000, respectively	276,888	246,960
Notes payable	645,000	876,180
Total current liabilities	2,003,728	2,480,297

Stockholders’ Deficit
Preferred stock, cumulative 8%, $1 par value per share, 400,000 shares authorized, 10,000 shares issued and outstanding with a liquidation preference of $1 per share.	10,000	10,000
Common stock, $0.016 par value per share, 25,000,000 shares authorized, 9,333,625 and 9,359,303, respectively, shares issued and outstanding	149,338	149,749
Additional paid-in capital	245,849	245,849
Accumulated deficit	(2,393,990)	(2,820,715)
Total stockholders’ deficit	(1,988,803)	(2,415,117)
Total liabilities and stockholders’ deficit	$14,925	$65,180

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Operations
For the Years Ended December 31, 2003 and 2002 (Unaudited)

	2003	2002
		(Unaudited)
Revenue	$18,030	$30,000
Operating expenses
Compensation and benefits	353,292	204,187
Other selling, general and administrative	223,118	371,289
Depreciation	2,872	11,118
Total operating expenses	579,282	586,594
Loss from operations	(561,252)	(556,594)
Other income (expense)
Interest expense to stockholders and officers	(19,657)	(15,555)
Interest expense	(84,958)	(112,290)
Gain from settlement of claims	1,092,592	—
Total other income (expense)	987,977	(127,845)
Income (loss) before provision for income taxes	426,725	(684,439)
Provision for income taxes	—	—

Net income (loss)	$426,725	$(684,439)
Basic and diluted net loss per common share:
Basic and diluted net loss per common share	$0.05	$(0.08)

Basic and diluted weighted average common shares	9,333,625	8,589,327

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Changes In Stockholders' Deficit
For the Years Ended December 31, 2003 and 2002 (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2002 (Unaudited)	$10,000	$128,911	$164,144	$(2,136,276)	$(1,833,221)
Issuance of stock for:
Compensation	—	11,078	30,465	—	41,543
Membership dues	—	160	840		1,000
Loan financing cost	—	1,600	8,400	—	10,000
Consulting and professional services	—	8,000	42,000	—	50,000
Net loss	—	—	—	(684,439)	(684,439)

Balance, December 31, 2002 (Unaudited)	10,000	149,749	245,849	(2,820,715)	(2,415,117)
Purchase of Common Shares	—	(411)	—	—	(411)
Net income	—	—	—	426,725	426,725

Balance, December 31, 2003	$10,000	$149,338	$245,849	$(2,393,990)	$(1,988,803)

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Cash Flow
For the Years Ended December 31, 2003 and 2002 (Unaudited)

	2003	2002
Cash flow from operating activities		(Unaudited)
Net income (loss)	$426,725	$(684,439)
Adjustment to reconcile changes in net assets to net cash flow from operating activities
Depreciation	2,872	11,118
Accretion of discount	8,333	—
Bad debt expense	49,246	28,019
Gain on settlement of claims	(1,092,592)	—
Common stock issued for services	—	51,000
Interest paid on behalf of Company by shareholder	—	8,175
Effect of changes in non-cash working capital balances
Accounts receivable and other assets	(2,099)	(30,000)
Accounts payable and accrued liabilities	280,648	227,499
Accrued interest	119,821	104,352

Net cash flow used in operating activities	(207,046)	(284,276)

Cash flow from investing activities
Advances under notes receivables	—	(7,041)
Payments received under notes receivable	—	3,167

Net cash flow used in investing activities	—	(3,874)

Cash flow from financing activities
Common stock purchased	(411)	—
Debt proceeds from stockholders and officers	55,996	15,000
Debt proceeds	185,000	300,000
Payments on debt	—	(6,739)
Payments on debt to stockholders and officers	(31,973)	(33,180)
Net cash flow provided by financing activities	208,612	275,081
Change in cash and cash equivalents	1,566	(13,069)
Cash and cash equivalents, beginning of year	5,056	18,125

Cash and cash equivalents, end of year	$6,622	$5,056
Cash Paid for Interest	$—	$—
Cash Paid for Taxes	$—	$—

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group, Inc. and Subsidiary

Notes to Consolidated Statements
For the Years Ended December 31, 2003 and 2002 (Unaudited)

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

Mega Group, Inc. and Subsidiary

Notes to Consolidated Statements
For the Years Ended December 31, 2003 and 2002 (Unaudited)

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

Mega Group, Inc. and Subsidiary

Notes to Consolidated Statements
For the Years Ended December 31, 2003 and 2002 (Unaudited)

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

Mega Group, Inc. and Subsidiary

Notes to Consolidated Statements
For the Years Ended December 31, 2003 and 2002 (Unaudited)

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

Mega Group, Inc. and Subsidiary

Notes to Consolidated Statements
For the Years Ended December 31, 2003 and 2002 (Unaudited)

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

Mega Group, Inc. and Subsidiary

Notes to Consolidated Statements
For the Years Ended December 31, 2003 and 2002 (Unaudited)

5. LONG-TERM DEBT

As of December 31, 2003 and 2002, debt consisted of the following:

	2003	2002
		(Unuadited)
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
For the Years Ended December 31, 2003 and 2002 (Unaudited)

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

Mega Group, Inc. and Subsidiary

Notes to Consolidated Statements
For the Years Ended December 31, 2003 and 2002 (Unaudited)

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

Mega Group, Inc. and Subsidiary

Notes to Consolidated Statements
For the Years Ended December 31, 2003 and 2002 (Unaudited)

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

Mega Group, Inc. and Subsidiary

Notes to Consolidated Statements
For the Years Ended December 31, 2003 and 2002 (Unaudited)

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

Mega Group, Inc. and Subsidiary

Notes to Consolidated Statements
For the Years Ended December 31, 2003 and 2002 (Unaudited)

8.  COMMITMENTS AND CONTINGENCIES, continued

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

Mega Group, Inc. and Subsidiary

Notes to Consolidated Statements
For the Years Ended December 31, 2003 and 2002 (Unaudited)

8.  COMMITMENTS AND CONTINGENCIES, continued

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