Form 10KSB
period 2006-12-31
MEGA GROUP INC
filed 2007-04-02
CIK 828942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Common Stock, $.016 Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $5,175.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $535,629 as of May 31, 2006, based on the last reported sale price on that date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,744,233 shares of common stock (including 75,302 shares held of record by our wholly-owned subsidiary), as of March 15, 2007.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of December 31, 2006: 9,744,233 Shares of common stock, $.016 par value.

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

Phase Two

Implementation of the second phase of our business plan contemplates operating and managing our yet to be registered affiliate, EGOF, as a BDC under the Investment Company Act of 1940. Our BDC’s primary focus will be investing in or lending to small to medium size entities and making managerial assistance available to them. Our BDC may use capital provided from public offerings of securities and from other sources to make long-term investments in private growing businesses. BDCs can provide its shareholders with the potential liquidity of a publicly traded company, while sharing in the possible benefits, if any, of investing in privately-held companies. If successfully formed and registered, our BDC affiliate may be entitled to issue equity and debt securities, subject to the laws, rules and regulations of the Investment Company Act of 1940.

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

We will seek to mitigate these underwriting risks by ensuring strict adherence to our investment policies and procedures. In all cases, our primary objective is the preservation of principal. Consequently, we will:

•	Conduct extensive initial due diligence, including the use of risk models to stress test debt coverage under a variety of business and economic conditions.

•	Continuously monitor portfolio companies, including stress testing and imposition of a grading system to measure the financial viability of a portfolio company.

•	We will aggressively intervene in cases when certain “threshold” financial ratios indicate financial deterioration.

•	Spread and diversify risk by partnering with other investment funds, CDEs and SBICs to fund our portfolio companies.

•	Maintain our network of quality investment opportunities through affiliations with national business, legal, and financial leaders.

•	Maintain relationships with other investment funds to voice our collective concerns at the state and Federal level.

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

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

According to our transfer agent, there were 155 record holders of our common stock on December 31, 2006. It was listed on the OTC Bulletin Board until January 10, 2000. Since then it has traded in the over-the-counter market and been quoted in the “pink sheets,” and accordingly the public trading market for our common stock is limited. As a result of our delinquencies in required filings, the SEC has stopped all trading of our securities. The range of the high and low bid prices for each quarter within the last two fiscal years, according to information provided by the electronic quotations service of Pink Sheets LLC, follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2005	$1.05	$.21
June 30, 2005	$1.00	$.21
September 30, 2005	$1.00	$.22
December 31, 2005	$.75	$.25
March 31, 2006	$.55	$.25
June 30, 2006	$.55	$.16
September 30, 2006	$.50	$.16
December 31, 2006	$.50	$.18

We have declared no dividends on our common equity since December 31, 1999 and, to preserve liquidity, are unlikely to pay any dividends on our common equity in the foreseeable future.

In June 2001, the Company granted one of its directors options, exercisable until June 30, 2006 or until 30 days prior to the commencement of any registered public offering of its equity securities, whichever comes first, to purchase a total of 100,000 shares of its common stock for $.50 per share. During the year ended June 30, 2006, these options expired without being exercised.

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

As of December 31, 2006, there are no shares of our common stock issuable under options.

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

We have not been successful to date in executing our business plan and there are no guarantees that we will be successful in implementing it in the future. We have not generated revenue or income from our business plan and have primarily relied upon contributions and loans from shareholders to fund operations. We will require significant new capital funding to implement our business plan and to satisfy our cash requirements for the next twelve months. There are no guarantees our shareholders will continue to fund operations or that there is a viable market for us to raise the required capital. We are in default on the majority of our debt, are significantly delinquent on amounts owed to vendors and employees. We currently have a significant working capital deficit and will require additional capital funding in order to fund the deficit. We are delinquent in all required income tax filings for the years ending December 31, 2003, 2004, 2005, and 2006.

The nature of our business and proposed business does not require any significant product research and development, purchase or sale of plant and equipment, or changes in the number of employees.

Results of Operations

During the fiscal years ended December 31, 2006 and 2005, we generated nominal revenues of $5,175 and $9,000, respectively. During the years ended December 31, 2006 and 2005, we realized a net loss of $594,149 and $672,601, we incurred operating expenses in the total amount of $445,708 and $518,424, respectively, and interest expense of $153,616 and $163,240, respectively. The decreases in operating expenses were primarily a result of better cost control. Interest expense decreased as a result of payments made during the year ended December 31, 2006. During the fiscal year ended December 31, 2006, we sustained operations substantially through private borrowings in the aggregate amount of $91,000 and repaid $67,500 to stockholders and officers of the Company.

Financial Condition, Liquidity and Capital Resources

Our cash position decreased from $136,634 at December 31, 2005 to $2,622 at December 31, 2006 primarily due to repayment of private borrowings and from payments to vendors and debt holders. We have applied a 100% valuation allowance for our net deferred tax assets of approximately $4,754,000, which is primarily from our net operating loss carry-forward, because the net deferred tax asset is likely not to be realized as a result of either change in control limitations or lack of income prior to expiration.

Our total liabilities increased from $3,389,955 as of December 31, 2005 to $3,799,574 as of December 31, 2006 as a result of private borrowings, and withholding payments to vendors, employees, and debt holders.

As of December 31, 2006 we had a deficiency in stockholders’ equity and working capital of approximately $3,769,000. In addition, we are in default on the majority of our notes payable and are significantly delinquent in amounts owed to vendors and employees. We have and will continue to primarily rely upon private debt offerings and stockholder contributions to fund liquidity requirements. There is no guarantee that stockholders will continue to fund operations or that there is a viable market for us to raise equity or debt in the future. We plan to fund the deficiency by implementation of our business plan and through additional equity fundings.

As of December 31, 2006, we had capital resources, primarily made up of cash and cash equivalents of $2,622. We are committed to pay approximately $68,000 as part of a non-cancelable lease agreement over the next three years. We are in default or have debt coming due in 2007 of approximately $1,124,741. Additionally, we have approximately $614,000 of accrued and unpaid interest related to the debt required to be paid in 2007. We plan to raise capital through equity and debt means to fulfill these capital requirements. There is no guarantee that there is a viable market for us to raise the required equity or debt in the future.

Critical Accounting Policies

Revenue Recognition

Consulting fee revenue represents fees earned in connection with financial consulting services rendered. Revenue from these services is recognized as the services are performed.

Income Taxes

We recognize income taxes based on earnings in the financial statements and recognize deferred income taxes for the difference in earnings reported for income tax purposes and financial reporting purposes. As of December 31, 2006 and 2005, we had provided a 100% valuation allowance on its net deferred tax asset, which was primarily from the net operating loss carry-forward, because the realization of the net deferred tax asset is likely not to be realized either from change in control limitations or lack of income prior to expiration.

 Item 7.    Financial Statements.

See pages F-1 through F-15 attached hereto.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s “disclosure, controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on the evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has material affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2006 has been disclosed.

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

John H. Brown, 60, has been our chairman of the board of directors and chief executive officer since October 2000 and chairman of the board of directors and chief executive officer of SBICOA since March 2000. From August 1999 to October 2001, he was vice president and branch manager of Paulson Investment Co., Inc., an investment banking firm and member of the National Association of Securities Dealers, Inc. From April 1998 to July 1999, he was director of syndicate operations for The Chapman Company, another investment banking firm. Mr. Brown managed Global Venture Group, a venture capital company financing minority-owned enterprises, from June 1995 to April 1998. He is past president of the Oregon chapter of the National Association of Minority Contractors. He is the husband of Joyce L. Brown.

Joyce L. Brown, 59, has been our vice president, secretary, and director since October 2000 and an officer and director of SBICOA since March 2000. Since 1990, she has been a management information systems consultant and staff coordinator.

Vern S. Morris, 51, has been our director since October 2000 and a director of SBICOA since March 2000. Since February 1998, he has been market manager of Brinker International, Inc., a retailer, with responsibility for multi-unit store operations having sales of approximately $5 million per year. From January 1996 to February 1998, he was area director for Boston Market, a restaurant operator and franchiser, with responsibility for multi-unit store operations having sales of approximately $8 million per year.

Steven C. Gregory, 57, has been our president and director since October 1997. Since 1981, he has been president of Associates of Clifton Park, Inc., an insurance agency.

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

Item 10.    Executive Compensation.

The table below sets forth certain information concerning all plan and non-plan compensation which was earned by, or which we awarded or paid to, the individuals serving as our chief executive officer in 2006 and, if compensated and serving at year-end, as any of our other executive officers during our fiscal year ended December 31, 2006 (collectively, the “named executive officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
						Securities
				Other	Restricted	Underlying		All
	Fiscal			Annual	Stock	Options/	LTIP	Other
Name and Principal Position	Year	Salary	Bonus	Comp.	Awards	SARs	Payouts	Comp.

John H. Brown,	2006 $	150,000	—	—	—	—	—	—
Chairman and Chief Executive	2005 $	150,000	—	—	—	—	—	—
Officer	2004 $	150,000	—	—	—	—	—	—

Joyce L. Brown,	2006 $	150,000	—	—	—	—	—	—
Secretary and Treasurer	2005 $	150,000	—	—	—	—	—	—
	2004 $	150,000	—	—	—	—	—	—

During our fiscal year ended December 31, 2006, we granted no stock options or stock appreciation rights to either of the named executive officers, and neither of them exercised any stock options or stock appreciation rights. At fiscal year end, neither of the named executive officers held any unexercised options or stock appreciation rights, or any restricted stock subject to performance-based conditions to vesting. During our fiscal year ended December 31, 2006, we granted no awards to either of the named executive officers under any long-term incentive plan.

We have no standard arrangement under which we compensate our directors and, except as noted below, none of our directors received any compensation for any service as a director during our fiscal year ended December 31, 2006. On June 8, 2001, we granted an option, to our former director, Anthony W. Robinson, for the purchase of 100,000 shares of our common stock. The option is exercisable, at $.50 per share, until June 30, 2006 or until 30 days prior to the commencement of any public offering of our equity securities, whichever comes first. These options expired during the year ended December 31, 2006 without being exercised.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information, as of December 31, 2006, concerning the shares of our common stock owned by each more-than-five-percent beneficial owner of our common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group:

SECURITY OWNERSHIP TABLE

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class
John H. Brown 1730 Rhode Island Ave., N.W., #415 Washington, D.C. 20036	2,603,132		26.9	%(1)

Joyce L. Brown 1730 Rhode Island Ave., N.W., #415 Washington, D.C. 20036	3,103,132	(2)	32.1	%(1)

Steven C. Gregory 313 Ushers Road Ballston Lake, NY 12019	501,125	(3)	5.2	%(1)

Vern S. Morris 46619 Carriage Court Sterling, VA 20164	505,498		5.2	%(1)

Directors and Executive Officers as a Group (4 Persons)	6,712,887	(2,3)	68.9	%(1)

On December 31, 2006, Robert L. Halton, our former officer and director, owned 10,000 shares of our 8% cumulative nonconvertible preferred stock, representing all of the issued and outstanding shares of our preferred stock, our only other outstanding class of equity securities.

Except as otherwise indicated, all of the persons named above hold their shares directly and of record. None of them hold any shares under a trust or other comparable agreement. We know of no arrangements which may result in a change in our control.

(1)
Based on 9,744,233 shares of common stock issued and outstanding, less 75,302 shares held of record or beneficially by SBICOA, our wholly-owned subsidiary, plus any additional shares deemed “beneficially owned” by the respective beneficial owners, computed as provided in Section 13(d)(4) of the Securities Exchange Act of 1934 and SEC Rule 13d-3. John H. and Joyce L. Brown exercise shared voting and investment power with respect to the shares held by SBICOA.

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

Item 12.    Certain Relationships and Related Transactions.

During the years ending December 31, 2006 and 2005, the Company borrowed from John and Joyce Brown $14,000 and $100,000, respectively, evidenced by promissory notes payable, with interest at the rate of 7.25%. During the years ending December 31, 2006 and 2005, the Company repaid John and Joyce Brown, $63,500 and $47,000, respectively for amounts previously borrowed under promissory notes payable. During the year ended December 31, 2006, the Company borrowed $8,000 from Vern Morris, evidenced by promissory note payable, with interest at 10% and subsequently repaid $4,000 to Vern Morris.

Item 13.    Exhibits and Reports on Form 8-K.

(a)  Exhibits.

The following exhibits are filed as part of this report or incorporated by reference:

EXHIBITS AND INDEX OF EXHIBITS

Exhibit No.	SEC Ref. No.	Title of Document	Location
1	99.1	Code of Ethics	*

2	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002**	Attached

3	23.1	Consent of Stegman and Company	Attached

* Filed as an Exhibit on Form 10-KSB for the fiscal year ending December 31, 2003 which was filed July 24, 2006, is incorporated herein by reference.

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

(b)  Reports on Form 8-K.

We filed a Form 8-K on November 20, 2006 which is during the last quarter of the period covered by this report.

Item 14. Independent Registered Public Accountant Fees and Services

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the independent registered public accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $20,000 for fiscal year ended 2006 and $20,000 for fiscal year ended 2005. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported above were $0 for fiscal years ended 2006 and 2005. The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal years ending 2006 and 2005. There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

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

Date: April 2, 2007

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JOHN H. BROWN
John H. Brown, Principal Executive Officer and Chairman of the Board of Directors

Date: April 2, 2007

By:	/s/ Joyce Brown
Joyce Brown, Principal Financial and Accounting Officer and Director
Date: April 2, 2007

By:	/s/ VERN S. MORRIS
Vern S. Morris, Director
Date: April 2, 2007

December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Mega Group, Inc.

We have audited the accompanying consolidated balance sheets of Mega Group, Inc. and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mega Group, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses, defaults on the majority of its debts, significant delinquencies on payables and limited capitalization raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stegman & Company

Baltimore, Maryland
March 30, 2007

Mega Group, Inc. and Subsidiary

Consolidated Balance Sheets
As of December 31, 2006 and 2005

	2006	2005

Assets
Cash and cash equivalents	$2,622	$136,634
Other assets	3,399	2,285
Total current assets	6,021	138,919
Loan receivable
	25,000
Equipment, net of accumulated depreciation of $25,664 and $24,032,
respectively	-	1,632
Total Assets	$31,021	$140,551

Liabilities and Stockholders’ Deficit

Liabilities
Accounts payable and accrued liabilities	$1,922,286	$1,615,797
Accrued interest	613,009	458,379
Due to shareholders and officers	139,538	139,538
Notes payable to shareholders and officers, including
convertible notes payable of $56,602	280,741	326,241
Notes payable, including convertible notes of $199,000 and
$130,000, respectively	844,000	850,000
Total current liabilities	3,799,574	3,389,955

Stockholders’ Deficit
Preferred stock, cumulative 8%, $1 par value per share, 400,000 shares authorized, 10,000 shares issued and outstanding with a
liquidation preference of $1 per share.	10,000	10,000
Common stock, $0.016 par value per share, 25,000,000 shares
authorized, 9,744,233 and 9,516,959, respectively, shares issued and
outstanding	155,907	152,271
Additional paid-in capital	391,780	320,416
Accumulated deficit	(4,326,240)	(3,732,091)
Total stockholders’ deficit	(3,768,553)	(3,249,404)
Total liabilities and stockholders’ deficit	$31,021	$140,551

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Operations
For the Years Ended December 31, 2006 and 2005

	2006	2005
Revenue	$5,175	$9,063
Operating expenses
Compensation and benefits	345,000	345,000
Other selling, general and administrative	99,076	171,237
Depreciation	1,632	2,187
Total operating expenses	445,708	518,424
Loss from operations	(440,533)	(509,361)
Other income (expense)
Interest expense to stockholders and officers	(40,110)	(39,019)
Interest expense, net	(113,506)	(124,221)
Total other expense	(153,616)	(163,240)
Loss before provision for income taxes	(594,149)	(672,601)
Provision for income taxes	-	-
Net loss	$(594,149)	$(672,601)
Basic and diluted net (loss) per common share:
Basic and diluted net (loss) per common share	$(0.06)	$(0.07)
Basic and diluted weighted average common shares	9,632,775	9,516,959

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Deficit
For the Years Ended December 31, 2006 and 2005

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2005	$10,000	$150,938	$294,249	$(3,059,490)	$(2,604,303)
Issued Common Stock	-	1,333	26,167	-	27,500
Net loss	-	-	-	(672,601)	(672,601)

Balance, December 31, 2005	10,000	152,271	320,416	(3,732,091)	(3,249,404)
Issued Common Stock	-	3,636	71,364	-	75,000
Net loss	-	-	-	(594,149)	(594,149)

Balance, December 31, 2006	$10,000	$155,907	$391,780	$(4,326,240)	$(3,768,553)

The accompanying notes are an integral part of these consolidated balance sheets.

MEGA GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

	2006	2005
Cash flow from operating activities
Net loss	$(594,149)	$(672,601)
Adjustment to reconcile changes in net assets to net cash flow from operating activities
Common stock issued for services	-	27,500
Depreciation	1,632	2,187
Accretion of discount	-	8,333
Net changes in:
Other assets	(1,114)	-
Accounts payable and accrued liabilities	306,489	362,380
Accrued interest	154,630	150,835
Net cash flow used in operating activities	(132,512)	(121,366)
Cash flow from investing activities
Advances on notes receivable	(25,000)	-
Cash flow from financing activities
Debt proceeds from stockholders and officers	22,000	100,000
Debt proceeds - other	69,000	205,000
Payments on debt to stockholders and officers	(67,500)	(47,000)
Net cash flow provided by financing activities	23,500	258,000
Change in cash and cash equivalents	(134,012)	136,634
Cash and cash equivalents, beginning of year	136,634	-
Cash and cash equivalents, end of year	$2,622	$136,634
Supplemental disclosure of cash flows information:
Cash Paid for Interest	$-	$-
Cash Paid for Taxes	$-	$-
Schedule of non-cash investing and financing activities:
Common stock issued for repayment of debt	$75,000	$-

The accompanying notes are an integral part of these consolidated balance sheets.

MEGA GROUP, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements for the Years Ended
December 31, 2006 and 2005

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Mega Group, Inc. and Subsidiary (Company) was incorporated on December 28, 1983 in the State of New York and provides diversified financial services to ethnic communities and faith-based entities in the United States and provides loans and investments for businesses in low and moderate income communities.

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

MEGA GROUP, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements for the Years Ended
December 31, 2006 and 2005

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment

Equipment consists of furniture and equipment, is recorded at cost and is being depreciated using the straight-line method over the estimated useful lives of 5 to 7 years.

Income Taxes

The Company recognizes income taxes based on reported earnings in the consolidated financial statements. The Company also recognizes deferred income taxes for the difference in earnings reported for income tax purposes and financial reporting purposes. As of December 31, 2006 and 2005, the Company had provided a 100% valuation allowance on its net deferred tax asset, which was primarily from the Company’s net operating loss carry-forward, because the realization of the net deferred tax asset is likely not to be realized as a result of either change in control limitations or lack of income realized prior to expiration.

Concentrations

All 2006 and 2005 revenue was earned under a consulting agreement with one customer.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts payable, notes payable, and accrued expense obligations approximate their fair value due to the short-term nature of their underlying terms.

Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair-value recognition provision of Statement of Financial Accounting Standard (“SFAS”) No. 123 (as revised in 2004 and referred to as “SFAS No. 123R”) Accounting for Stock-based Compensation. SFAS 123R generally eliminates variable accounting and requires companies to recognize in the income statement over the vesting period of the options an estimate of expense based on the fair value of those options, typically as of the date of grant.

MEGA GROUP, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements for the Years Ended
December 31, 2006 and 2005

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share are calculated using the weighted average number of common shares plus dilutive common stocks equivalents outstanding during the period. Anti-dilutive common stock equivalents are excluded. Common stock equivalents are stock options.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special- purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity´s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations or liquidity.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations or liquidity.

MEGA GROUP, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements for the Years Ended
December 31, 2006 and 2005

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations or liquidity.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations or liquidity.

2.	GOING CONCERN

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to obtain additional financing, to generate sufficient cash flows to meet its obligations on a timely basis, and ultimately to attain profitability.

As of December 31, 2006, the Company has a deficiency in stockholders’ equity and a working capital deficit of approximately $4,326,000. The Company has not been successful to date in executing its business plan and there are no guarantees that it will be successful in implementing it in the future. The Company has not generated significant revenue from its business plan and has primarily relied upon contributions and loans from shareholders to fund operations. The Company will require significant new capital funding to implement the business plan and to satisfy the Company’s cash requirements for the next twelve months. There are no guarantees the Company’s shareholders will continue to fund operations or that there is a viable market for the Company to raise the required capital. The Company is in default on the majority of its debt and is significantly delinquent on amounts owed to vendors and employees. The Company will require capital funding in order to fund the capital deficit. The Company is delinquent in all required income tax filings for the years ending December 31, 2003, 2004, 2005, and 2006.

MEGA GROUP, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements for the Years Ended
December 31, 2006 and 2005

2.	GOING CONCERN, CONTINUED

The intent of management is to direct the Company into new business lines providing financial services to currently underserved ethnic minorities through alliances with churches and other organizations serving those groups. The Company intends in the near term to obtain additional equity funding and to obtain additional debt financing to pursue these new lines of business and to provide the funds to satisfy its current obligations. The extent to which the Company can raise additional equity and financing and achieve profitable operations from new business activities will determine if the Company can continue as a going concern. Management believes it will be successful in obtaining additional equity and debt financing, but no assurances can be given in this regard.

3.	DUE TO STOCKHOLDER AND OFFICERS

The Company owes a stockholder $163,652 as of December 31, 2006 and 2005, of which $24,114 is a note payable for redemption of common shares and $139,538 was for expenses paid by the stockholder on the Company’s behalf. The $24,114 obligation bears interest at 6% and is due June 15, 2000. The Company is in default on this note. The Company originally owed a stockholder $139,538 (Stockholder Obligation) for expenses paid on the Company’s behalf. The Stockholder Obligations has no specified terms for interest or repayment. The Stockholder Obligation was discounted by $25,000 based on a 6% discount rate during the year ending December 31, 2003 based on the Company repaying the stockholder in the year ending December 31, 2006. The Stockholder Obligation was amortized into the liability through interest expense. For the years ending December 31, 2006 and 2005, the Stockholder Obligation accreted by $0 and $8,333, respectively.

Notes Payable

The Company is obligated under notes payable totaling $280,741 and $326,241 as of December 31, 2006 and 2005, respectively to certain stockholders and officers. These obligations are described in detail in Note 5.

MEGA GROUP, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements for the Years Ended
December 31, 2006 and 2005

4.	LOANS RECEIVABLE

The Company has made informal loans to and incurred various expenses on behalf of investment brokers with whom the Company shares its office space. These loans totaled $48,026 and $23,026 as of December 31, 2006 and 2005, respectively. However, the Company has provided an allowance of $23,026, as collection is uncertain. The loans pay interest at 10% and mature in 2007.

5.	LONG-TERM DEBT

As of December 31, 2006 and 2005, debt consisted of the following:

	2006	2005

Unsecured note payables to stockholders and officers bearing interest at rates between 5% and 15% all of which are in default.	$196,025	$245,525

Unsecured note payable to a stockholder and officer convertible into common shares at $0.33 per share, bearing interest at 15%, due December 2003. The Company is in default on this note.	56,602	56,602

Total amount payable to officers	252,627	303,127

Note payable, unsecured, bearing interest at 10%, due March 2007	4,000	-

Note payable to stockholder for redemption of common stock, unsecured bearing interest at 6%, due June 2000. The Company is in default on this note.	24,114	24,114

Total amount payable to stockholders and officers	280,741	326,241

Note payable to an individual, unsecured bearing interest at 12%. The Company is in default on this note.	100,000	100,000

Various unsecured notes payable convertible into common stock at $0.33 per share, bearing interest at 10%, due in 2007.	169,000	100,000

Various unsecured notes payable convertible into common stock at $0.33 per share, bearing interest at 10%, due January 2006. The Company is in default on these notes.	30,000	105,000

Working capital notes payable to Matah Holdings, LLC bearing interest at 12% due April 2003. The Company is in default on these notes.	485,000	485,000

Total	1,124,741	1,176,241
Less: Current portion	(1,124,741)	(1,176,241)
Net long-term debt	$-	$-

During the years ending December 31, 2006 and 2005, the Company sold $69,000 and $305,000 ($69,000 and $105,000, respectively is convertible), respectively of notes payable in a private offering. The convertible notes are convertible prior to the maturity date of the note at the holder’s option at a price of $0.3333 per share.

During the years ending December 31, 2006 and 2005, the Company incurred $153,616 and $163,240, respectively, of interest expense.

MEGA GROUP, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements for the Years Ended
December 31, 2006 and 2005

6.	STOCKHOLDERS’ DEFICIT

Preferred stock

The Company has suspended the payment of dividends on the 8% cumulative preferred stock. As a result, although recorded in the accompanying consolidated financial statements, the Company is in arrears in payment of the dividends for all years 1993 through 2006. As of December 31, 2006 and 2005, the aggregate amount in arrears was $11,200 and $10,400, respectively. Upon any voluntary liquidation, dissolution or winding up of the Company, preferred stockholders are entitled, before any distribution shall be made to common stockholders, to be paid out an amount equal to $1.00 per preferred share plus any accrued but unpaid dividends.

Stock Options

In June 2001, the Company granted one of its directors options, exercisable until June 30, 2006 or until 30 days prior to the commencement of any registered public offering of its equity securities, whichever comes first, to purchase a total of 100,000 shares of its common stock for $.50 per share. The Company has estimated the value of these options to be insignificant based on the Black-Scholes model with the following assumptions: expected life: 2.9 years; Volatility: 0.0%; Risk-free interest rate: 5.0% and dividend yield: 0.0%. These options expired during the year ended December 31, 2006 without being exercised.

Common stock issued

During the years ending December 31, 2006 and 2005, the Company issued 227,274 and 83,312 shares, respectively, for repayment of debt and for services received, respectively. These shares were valued based on the debt and interest owed ($75,000 and $0, respectively) and the value of the services received $0 and $27,500, respectively).

Convertible debt

As of December 31, 2006 and 2005, the Company has $255,602 and $261,202, respectively of convertible notes payable. These notes plus accrued interest can be converted at the holder’s option at a price of $0.3333 per share prior to the maturity of the notes payable.

MEGA GROUP, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements for the Years Ended
December 31, 2006 and 2005

7.	INCOME TAX

The Company’s provision for income taxes for the years ended December 31, 2006 and 2005 is summarized as follows:

	2006	2005
Taxes currently payable	$-	$-
Deferred taxes- Federal	(200,950)	(226,875)
Deferred taxes- State	(25,355)	(28,328)
Valuation allowance	226,305	255,203
Income tax expense for the year	$-	$-

A reconcilement of the difference between statutory Federal income tax rate and the effective tax rate for the Company is as follows:

	2006	2005
Federal income tax	$(202,003)	$(228,684)
State income taxes, net of Federal income tax effect	(25,572)	(28,586)
Other	3,097	6,053
Tax provision	(224,478)	(251,217)
Increase in valuation allowance	224,478	251,217
Net tax provision	$-	$-

The significant component of the Company’s deferred tax assets are net operating losses of approximately $1.8 million and $1.6 million as of December 31, 2006 and 2005. The Company has provided a 100% valuation allowance on its net deferred tax asset as the realization of the asset is likely not to occur as a result of either change in control limitations or lack of income realized prior to expiration. As of December 31, 2006, net operating loss of approximately $4,754,000 is available to offset future taxable income and expires as follows:

Expiring December 31,	Amount
2007	$513,000
2008	76,000
2009	51,000
2010	123,000
2011	274,000
2012	68,000
2018	89,000
2019	100,000
2020	313,000
2021	587,000
2022	681,000
2024	615,000
2025	670,000
2026	594,000
Total	$4,754,000

MEGA GROUP, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements for the Years Ended
December 31, 2006 and 2005

8.	COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space and equipment under non-cancelable operating leases. Future minimum rental commitments under existing operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006 is as follows:

Year Ending December 31	Amount
2007	$29,607
2008	30,791
2009	7,773
Total	$68,171

During the years ended December 31, 2006 and 2005, the Company incurred $28,436 and $29,404, respectively, of rent expense.

Litigation

The Company is currently in dispute with a former employee for wages owed. While the dispute has not elevated to formal litigation and the Company will rigorously defend its position that no wages are owed, the Company has accrued the entire amount in question of $218,750.

The Company has entered into routine proceedings incidental to its business, and does not expect that these proceedings will have a material adverse effect on the Company.