Form 10QSB
period 2007-06-30
MEGA GROUP INC
filed 2007-08-15
CIK 828942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APLLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,744,233 shares of common stock (including 75,302 shares held of record by our wholly-owned subsidiary), as of August 1, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Table of Contents

Mega Group, Inc. and Subsidiary

Mega Group Inc. and Subsidiary

Consolidated Balance Sheets
As of June 30, 2007 and December 31, 2006

	June 30, 2007 (Unaudited)	December 31, 2006
Assets
Cash and cash equivalents	$8,505	$2,622
Other assets	3,399	3,399
Total current assets	11,904	6,021
Loan receivable	25,000	25,000
Total assets	$36,904	$31,021

Liabilities and Stockholders’ Deficit

Liabilities
Accounts payable and accrued liabilities	$2,104,240	$1,922,286
Accrued interest	695,432	613,009
Due to shareholders and officers	139,538	139,538
Notes payable to shareholders and officers, including convertible notes payable of $146,602	342,242	280,741
Notes payable, including convertible notes of $199,000	844,000	844,000
Total current liabilities	4,125,452	3,799,574
Stockholders’ Deficit
Preferred stock, cumulative 8%, $1 par value per share, 400,000 shares authorized, 10,000 shares issued and outstanding with a liquidation preference of $1 per share.	10,000	10,000
Common stock, $0.016 par value per share, 25,000,000 shares authorized, 9,744,233 shares issued and outstanding	155,907	155,907
Additional paid-in capital	391,780	391,780
Accumulated deficit	(4,646,235)	(4,326,240)
Total stockholders’ deficit	(4,088,548)	(3,768,553)
Total liabilities and stockholders’ deficit	$36,904	$31,021

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group Inc. and Subsidiary

Consolidated Statements of Operations
For the Three Month Periods ended June 30, 2007 and 2006

	2007 (Unaudited)	2006 (Unaudited)

Revenue	$1,237	$-
Operating expenses
Compensation and benefits	86,250	86,250
Other selling, general and administrative	24,480	23,302
Depreciation	-	547
Total operating expenses	110,730	110,099
Loss from operations	(109,493)	(110,099)
Interest expense
Interest expense - stockholders and officers	10,424	9,888
Other interest expense	32,482	30,150
Total interest expense	42,906	40,038
Loss before provision for income taxes	(152,399)	(150,137)
Provision for income taxes	-	-
Net loss	$(152,399)	$(150,137)
Basic and diluted net loss per common share:
Basic and diluted net loss per common share	$(0.02)	$(0.02)
Basic and diluted weighted average common shares	9,744,233	9,516,959

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group Inc. and Subsidiary

Consolidated Statements of Operations
For the Six Month Periods ended June 30, 2007 and 2006

	2007 (Unaudited)	2006 (Unaudited)

Revenue	$3,042	$5,175
Operating expenses
Compensation and benefits	172,500	172,500
Other selling, general and administrative	68,114	66,256
Depreciation	-	1,094
Total operating expenses	240,614	239,850
Loss from operations	(237,572)	(234,675)
Interest expense
Interest expense - stockholders and officers	19,847	21,247
Other interest expense	62,576	59,548
Total interest expense	82,423	80,795
Loss before provision for income taxes	(319,995)	(315,470)
Provision for income taxes	-	-
Net loss	$(319,995)	$(315,470)
Basic and diluted net loss per common share:
Basic and diluted net loss per common share	$(0.03)	$(0.03)
Basic and diluted weighted average common shares	9,744,233	9,516,959

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group Inc. and Subsidiary

Consolidated Statements of Cash Flows
For the Six Month Periods ended June 30, 2007 and 2006

	2007 (Unaudited)	2006 (Unaudited)
Cash flow from operating activities
Net Loss	$(319,995)	$(315,470)
Adjustment to reconcile changes in net assets to net cash flow from operating activities
Depreciation	-	1,094
Effect of changes in non-cash working capital balances
Accounts payable and accrues liabilities	181,954	163,001
Accrued interest	82,423	80,795
Net cash flow used in operating activities	(55,618)	(70,580)
Cash flow from financing activities
Debt proceeds	90,000	-
Payments on debt to stockholders and officers	(28,499)	(47,500)
Net cash flow provided by financing activities	61,501	(47,500)
Change in cash and cash equivalents	5,883	(118,080)
Cash and cash equivalents, beginning of period	2,622	136,634
Cash and cash equivalents, end period	$8,505	$18,554
Cash Paid for Interest	$-	$-
Cash Paid for Taxes	$-	$-

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2007

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

2. Interim Financial Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other period. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Net Loss per Common Share
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated using the weighted average number of common shares plus dilutive common stocks equivalents outstanding during the period. Anti-dilutive common stock equivalents which consists exclusively of stock options are excluded.

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

Mega Group Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2007

3. Financial Condition
As of June 30, 2007, the Company has a deficiency in stockholders’ equity and a working capital deficit of approximately $4,088,548. The Company has not been successful to date in executing its business plan and there are no guarantees that it will be successful in implementing it in the future. The Company has not generated significant revenue from its business plan and has primarily relied upon contributions and loans from shareholders to fund operations. The Company will require significant new capital funding to implement the business plan and to satisfy the Company’s cash requirements for the next twelve months. There are no guarantees the Company’s shareholders will continue to fund operations or that there is a viable market for the Company to raise the required capital. The Company is in default on the majority of its debt and is significantly delinquent on amounts owed to vendors and employees. The Company will require capital funding in order to fund the capital deficit. Although no income tax liability exists, the Company is delinquent in all required Federal income tax filings for the years ending December 31, 2003, 2004, 2005, and 2006.

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

4. Related Party Transactions
The Company owes certain of our stockholders $481,780 and $420,279 as of June 30, 2007 and December 31, 2006, respectively of which $342,242 and $280,741, respectively, are notes payable and $139,538 was for expenses paid by the stockholder on the Company’s behalf. The Company is in default on all notes payable. The $139,538 has no specified terms for interest or repayment and is considered currently payable.

Mega Group Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2007

5. New Accounting Pronouncements
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

In September 2006, the FASB issued Statements of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to existing accounting pronouncements that require or permit fair value measurements in which FASB had previously concluded fair value is the most relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption encouraged. The Company does not believe that the adoption of this interpretation will have a significant impact on its financial condition and results of operations.

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

General- Six Months Ended June 30, 2007 and 2006

During the first six months of 2007 and 2006, we generated nominal revenue of $3,042 and $5,175 and we realized a net loss of $319,995 and $315,470, respectively. We had operating expenses in the total amount of $240,614 and $239,850, respectively, and interest expense of $82,423 and $80,795, respectively. The increase in operating expenses was primarily a result of inflationary factors. Interest expense increased as a result of borrowings made during the year ended December 31, 2006. During the first six months of 2007, we sustained operations substantially through private borrowings received in 2006.

During the first six months of 2007, the Company has entered into an asset purchase agreement to acquire four convenience stores in the south eastern portion of Virginia for $12.9 million. The Company plans on raising debt and equity funds to fund the purchase. The Company expects the transaction to close in September 2007. There is no guarantee that there is a viable market for us to raise the required equity or debt and there is no guarantee that the transaction will close.

Financial Condition

Our cash position increased from $2,622 at December 31, 2006 to $8,505 at June 30, 2007 primarily due to debt raised to fund operating expenses. We have applied a 100% valuation allowance for our net deferred tax assets of approximately $5,074,000, which is primarily from our net operating loss carry-forward, because the realization of the net deferred tax asset is likely not to be realized as a result of either change in control limitations or lack of income prior to expiration.

Our total liabilities increased from $3,799,574 as of December 31, 2006 to $4,125,452 as of June 30, 2007 as a result of withholding payments to vendors, employees, and debt holders. As of June 30, 2007 the Company has a deficiency in stockholders’ equity and working capital of approximately $4,088,548. In addition, the Company is in default on the majority of our notes payable and is significantly delinquent in amounts owed to vendors and employees. We have and will continue to primarily rely upon private debt offerings and stockholder contributions to fund liquidity requirements. There is no guarantee that stockholders will continue to fund operations or that there is a viable market for us to raise equity or debt in the future. We plan to fund the deficiency by implementation of our business plan and through additional equity fundings.

As of June 30, 2007, the Company has capital resources, primarily made up of cash and cash equivalents of $8,505. The Company is committed to pay approximately $54,000 as part of a non-cancelable lease agreement over the next two years. The Company is in default or has debt coming due in 2007 of approximately $1,186,000. Additionally, the Company has approximately $695,000 of accrued and unpaid interest related to the debt required to be paid in 2007. The Company plans to raise capital through equity and debt means to fulfill these capital requirements. There is no guarantee that there is a viable market for us to raise the required equity or debt in the future.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s management, under supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) for the period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has entered into routine proceedings incidental to its business, and does expect that these proceedings will have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Unsecured note payables to stockholders and officers bearing interest at rates between 5% and 15% all of which are in default.	$167,526

Unsecured note payable to a stockholder and officer convertible into common shares at $0.33 per share, bearing interest at 15%, due December 2003. The Company is in default on this note.	56,602

Total amount payable to officers	224,128

Note payable, unsecured, bearing interest at 10%, due March 2007. The Company is in default on this note.	4,000

Note payable to stockholder for redemption of common stock, unsecured bearing interest at 6%, due June 2000. The Company is in default on this note.	24,114

Total amount payable to stockholders and officers	252,242

Note payable to an individual, unsecured bearing interest at 12%. The Company is in default on this note.	100,000

Various unsecured notes payable convertible into common stock at $0.33 per share, bearing interest at 10%, due January 2006. The Company is in default on these notes.	90,000

Various unsecured notes payable convertible into common stock at $0.33 per share, bearing interest at 10%, due in 2007. The Company is in default on these notes.	169,000

Working capital notes payable to Matah Holdings, LLC bearing interest at 12% due April 2003. The Company is in default on these notes.	485,000

Total	$1,096,242

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 99.1 (a), (b), 18 U.S.C Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2007	MEGA GROUP, INC.

	By:	/s/ JOHN H. BROWN
John H. Brown
Chief Executive Officer

Date: August 14, 2007	By:	/s/ JOYCE BROWN
Joyce Brown
Chief Financial Officer