Form 10QSB
period 2007-09-30
MEGA GROUP INC
filed 2007-11-15
CIK 828942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐ No ☒

APLLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,744,233 shares of common stock (including 75,302 shares held of record by our wholly-owned subsidiary), as of November 1, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Table of Contents

Mega Group, Inc. and Subsidiary

Mega Group Inc. and Subsidiary

Consolidated Balance Sheets
As of September 30, 2007 and December 31, 2006
	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$3,753	$2,622
Other assets	3,399	3,319
Total current assets	7,152	6,021
Loan receivable	25,000	25,000
Total assets	$32,152	$31,021
Liabilities and Stockholders’ Deficit
Liabilities
Accounts payable and accrued liabilities	$2,191,088	$1,922,286
Accrued interest	733,780	613,009
Due to shareholders and officers	139,538	139,538
Notes payable to shareholders and officers, including convertible notes payable of $146,602	348,520	280,741
Notes payable, including convertible notes of $199,000	844,000	844,000
Total current liabilities	4,256,926	3,799,574
Stockholders’ Deficit
Preferred stock, cumulative 8%, $1 par value per share, 400,000 shares authorized, 10,000 shares issued and outstanding with a liquidation preference of $1 per share.	10,000	10,000
Common stock, $0.016 par value per share, 25,000,000 shares authorized, 9,516,959 shares issued and outstanding	155,907	155,907
Additional paid-in capital	391,780	391,780
Accumulated deficit	(4,782,461)	(4,326,240)
Total stockholders’ deficit	(4,224,774)	(3,768,553)
Total liabilities and stockholders’ deficit	$32,152	$31,021

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group Inc. and Subsidiary

Consolidated Statements of Operations
For the Three Month Periods ended September 30, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)
Revenue	$-	$-
Operating expenses
Compensation and benefits	86,250	86,250
Other selling, general and administrative	9,790	24,069
Depreciation	-	547
Total operating expenses	96,040	110,866
Loss from operations	(96,040)	(110,866)
Interest expense
Interest expense - stockholders and officers	10,643	9,888
Other interest expense	30,093	24,450
Total interest expense	40,736	34,338
Loss before provision for income taxes	(136,776)	(145,204)
Provision for income taxes	-	-
Net loss	$(136,776)	$(145,204)
Basic and diluted net loss per common share:
Basic and diluted net loss per common share	$(0.01)	$(0.01)
Basic and diluted weighted average common shares	9,744,233	9,744,233

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group Inc. and Subsidiary

Consolidated Statements of Operations
For the Nine Month Periods ended September 30, 2007 and 2006
	2007	2006
	(Unaudited)	(Unaudited)
Revenue	$3,042	$5,175
Operating expenses
Compensation and benefits	258,750	258,750
Other selling, general and administrative	77,754	90,325
Depreciation	-	1,641
Total operating expenses	336,104	350,716
Loss from operations	(333,062)	(345,541)
Interest expense
Interest expense - stockholders and officers	32,878	31,135
Other interest expense	90,281	83,998
Total interest expense	123,159	115,133
Loss before provision for income taxes	(456,221)	(460,674)
Provision for income taxes	-	-
Net loss	$(456,221)	$(460,674)
Basic and diluted net loss per common share:
Basic and diluted net loss per common share	$(0.03)	$(0.03)
Basic and diluted weighted average common shares	9,744,233	9,516,959

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group Inc. and Subsidiary

Consolidated Statements of Cash Flows
For the Nine Month Periods ended September 30, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net Loss	$(456,221)	$(460,674)
Adjustment to reconcile changes in net assets to net cash flow from operating activities
Depreciation	-	1,641
Effect of changes in non-cash working capital balances
Other assets	(80)	-
Accounts payable and accrued liabilities	268,802	249,251
Accrued interest	120,771	118,181
Net cash flow used in operating activities	(66,728)	(91,601)
Cash flow from financing activities
Debt proceeds	90,000	9,720
Payments on debt to stockholders and officers	(22,141)	(47,500)
Net cash flow provided by financing activities	67,859	(37,780)
Change in cash and cash equivalents	1,131	(129,381)
Cash and cash equivalents, beginning of period	2,622	136,634
Cash and cash equivalents, end period	$3,753	$7,253
Cash Paid for Interest	$-	$-
Cash Paid for Taxes	$-	$-

Non cash transactions
Common stock issued for repayment of debt	$75,000	$75,000

The accompanying notes are an integral part of these consolidated balance sheets.

Mega Group Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2007

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

2. Interim Financial Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other period. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

Mega Group Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2007

3. Financial Condition
As of September 30, 2007, the Company has a deficiency in stockholders’ equity and a working capital deficit of approximately $4,225,000. The Company has not been successful to date in executing its business plan and there are no guarantees that it will be successful in implementing it in the future. The Company has not generated significant revenue from its business plan and has primarily relied upon contributions and loans from shareholders to fund operations. The Company will require significant new capital funding to implement the business plan and to satisfy the Company’s cash requirements for the next twelve months. There are no guarantees the Company’s shareholders will continue to fund operations or that there is a viable market for the Company to raise the required capital. The Company is in default on the majority of its debt and is significantly delinquent on amounts owed to vendors and employees. The Company will require capital funding in order to fund the capital deficit. Although no income tax liability exists, the Company is delinquent in all required income tax filings for the years ending December 31, 2003, 2004, 2005, and 2006.

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

4. Related Party Transactions
The Company owes certain of our stockholders $488,058 and $420,279 as of September 30, 2007 and December 31, 2006, respectively of which $348,520 and $280,741 are notes payable and $139,538 was for expenses paid by the stockholder on the Company’s behalf. The Company is in default on all notes payable. The $139,538 has no specified terms for interest or repayment.

Mega Group Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2007

5. New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board, (“FASB”) issued FASB Interpretation No. 48,”Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. The Company adopted the provision of FIN 48 on January 1, 2007. There was no cumulative effect as a result of applying FIN 48. No adjustment was made to the opening balance of retained earnings.

In September 2006, FASB issued Statements of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to existing accounting pronouncements that require or permit fair value measurements in which FASB had previously concluded fair value is the most relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption encouraged. The Company does not believe that the adoption of this interpretation will have a significant impact on its financial condition and results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

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

General- Nine Months Ended September 30, 2007 and 2006

During the first nine months of 2007 and 2006, we generated nominal revenue of $3,042 and $5,175 and we realized a net loss of $456,221 and $460,674, respectively. We had operating expenses in the total amount of $336,104 and $350,716, respectively, and interest expense of $123,159 and $115,113, respectively. The decrease in operating expenses was primarily a result of cost controlling measures. Interest expense increased as a result of borrowings made during the year ended December 31, 2006. During the first nine months of 2007, we sustained operations substantially through private borrowings received in 2006 and 2007.

During the first nine months of 2007, the Company has entered into an asset purchase agreement to acquire four convenience stores in the south eastern portion of Virginia for $12.9 million. The Company plans on raising debt and equity funds to fund the purchase. The Company expects the transaction to close in December 2007. There is no guarantee that there is a viable market for us to raise the required equity or debt and there is no guarantee that the transaction will close.

Financial Condition

Our cash position increased from $2,622 at December 31, 2006 to $3,753 at September 30, 2007 primarily due to debt raised to fund operating expenses. We have applied a 100% valuation allowance for our net deferred tax assets of approximately $5,211,000 which is primarily from our net operating loss carry-forward, because the realization of the net deferred tax asset is likely not to be realized as a result of either change in control limitations or lack of income prior to expiration.

Our total liabilities increased from $3,799,574 as of December 31, 2006 to $4,256,926 as of September 30, 2007 as a result of withholding payments to vendors, employees, and debt holders. As of September 30, 2007, the Company has a deficiency in stockholders’ equity and working capital of approximately $4,225,000. In addition, the Company is in default on the majority of our notes payable and is significantly delinquent in amounts owed to vendors and employees. We have and will continue to primarily rely upon private debt offerings and stockholder contributions to fund liquidity requirements. There is no guarantee that stockholders will continue to fund operations or that there is a viable market for us to raise equity or debt in the future. We plan to fund the deficiency by implementation of our business plan and through additional equity fundings.

As of September 30, 2007, the Company has capital resources, primarily made up of cash and cash equivalents of $3,753. The Company is committed to pay approximately $49,000 as part of a non-cancelable lease agreement over the next two years. The Company is in default or has debt coming due in 2007 of approximately $1,193,000. Additionally, the Company has approximately $734,000 of accrued and unpaid interest related to the debt required to be paid in 2007. The Company plans to raise capital through equity and debt means to fulfill these capital requirements. There is no guarantee that there is a viable market for us to raise the required equity or debt in the future.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s management, under supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) for the period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has entered into routine proceedings incidental to its business, and does expect that these proceedings will have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Unsecured note payables to stockholders and officers bearing interest at rates between 5% and 15% all of which are in default.	$178,804

Unsecured note payable to a stockholder and officer convertible into common shares at $0.33 per share, bearing interest at 15%, due December 2003. The Company is in default on this note.	56,602

Total amount payable to officers	235,406

Note payable, unsecured, bearing interest at 10%, due March 2007. The Company is in default on this note.	4,000

Note payable to stockholder for redemption of common stock, unsecured bearing interest at 6%, due June 2000. The Company is in default on this note.	24,114

Total amount payable to stockholders and officers	263,520

Note payable to an individual, unsecured bearing interest at 12%. The Company is in default on this note.	100,000

Various unsecured notes payable convertible into common stock at $0.33 per share, bearing interest at 10%, due January 2006. The Company is in default on these notes.	90,000

Various unsecured notes payable convertible into common stock at $0.33 per share, bearing interest at 10%, due in 2007. The Company is in default on these notes.	169,000

Working capital notes payable to Matah Holdings, LLC bearing interest at 12% due April 2003. The Company is in default on these notes.	485,000

Total	$1,107,520

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 99.1 (a), (b), 18 U.S.C Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2007		MEGA GROUP, INC.

	By:	/s/ JOHN H. BROWN
John H. Brown
Chief Executive Officer

Date: November 1, 2007	By:	/s/ JOYCE BROWN
Joyce Brown
Chief Financial Officer